Form 10-Q
period 1995-05-31
AMERICAN PLASTICS & CHEMICALS INC
filed 1995-08-31
CIK 78319

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 _____________

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For Quarter Ended                 Commission File
                 May 31, 1995                        No. 06348

                          ____________________________

                       American Plastics & Chemicals Inc.
             (Exact name of registrant as specified in its charter)



                Delaware                              95-2461288
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization


325 N. St. Paul Street, Suite 3200, Dallas, TX        75201-3817
   (Address of principal executive offices)           (Zip Code)


                                 (214) 871-9650
                        (Registrant's telephone number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes         No   X
                                                 -----      -----

  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Classes                         Outstanding at August 28, 1995
  --------------------------------          ------------------------------
  Common Stock, $0.01 par value                        28,548,416
  Preferred Stock, $0.01 par value                        None


                    There are no exhibits in this document.

        A M E R I C A N  P L A S T I C S  &  C H E M I C A L S,  I N C.
                         (A Development Stage Company)


                                     PART I
                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

  The consolidated financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included in the accompanying financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation format.

  The results of operations for the nine months ended May 31, 1995 are believed by Management to be generally indicative of the results to be expected for the remaining quarter of the Company's fiscal year which ends on August 31, 1995.

                      AMERICAN PLASTICS & CHEMICALS INC.

                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                      For the Quarter Ended May 31, 1995

                      and the Year Ended August 31, 1994

                                                  Quarter Ended     Year Ended
                                                  May 31, 1995    August 31, 1994
                                                  -------------   ---------------
CURRENT ASSETS
 Cash                                               $    32,122      $     4,930
 Prepaids and Advances                                    3,898            2,345
 Accounts Receivable                                        574            1,563
                                                   ------------     ------------
 Total Current Assets                                    36,594            8,838

PROPERTY AND EQUIPMENT
 Furniture, Fixtures and Equipment                       12,196           11,476
 Less Accumulated Depreciation                     (      4,494)    (      2,716)
                                                   ------------     ------------
 Net Property, Plant and Equipment                        7,702            8,760

OTHER ASSETS
 Deposits                                                   642              630
                                                   ------------     ------------
 Total Other Assets                                         642              630

TOTAL ASSETS                                        $    44,938      $    18,228
                                                   ============     ============

CURRENT LIABILITIES

 Notes Payable (Note 2)                             $   309,537      $   309,537
 Accounts Payable (Note 3)
   Trade                                                122,108          135,200
   Affiliates                                            85,755          126,631
   Other                                                 90,110           51,736
 Taxes Payable                                            1,929           14,949
 Accrued Expenses (Note 4)
   Payroll                                              756,816          633,581
   Other                                                186,155          142,028
 Loan Advances by Officer (Note 5)                        2,443           20,459
                                                   ------------     ------------
 Total Current Liabilities                          $ 1,554,853      $ 1,434,121

SHAREHOLDERS' EQUITY/(DEFICIT) (Note 6)
 Preferred Stock - No Par Value;                    $         0      $         0
  10 Million Shares Authorized
 Common Stock - Par Value $.01;                         275,312          242,759
  30 Million Shares Authorized
  27,531,216 Issued @ May 31, 1995
  24,725,816 Issued @ August 31, 1994
 Treasury Stock - Par Value $.01;                  (        110)    (        110)
  11,000 Shares @ May 31, 1994
  11,000 Shares @ August 31, 1994
 Paid-In Capital                                      7,766,867        7,595,958
 Deficit Accumulated During The Development Stage  (  9,551,984)    (  9,254,500)
                                                   ------------     ------------
 Total Shareholders' Equity/(Deficit)              ($ 1,509,915)    ($ 1,415,893)

TOTAL LIABILITIES
    AND SHAREHOLDERS' EQUITY/(DEFICIT)              $    44,938      $    18,228
                                                   ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

      A M E R I C A N    P L A S T I C S   &   C H E M I C A L S  I N C.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the Quarters Ended May 31, 1995 and May 31, 1994 and the Period From May 13, 1985 (Date of Inception) to May 31, 1995

                                                                             Period from
                                                                             May 13, 1985
                                                 Three Months Ended          (Inception)
                                         ---------------------------------     through
                                              May 31,          May 31,          May 31,
                                               1995             1994             1995
                                         ----------------    -------------  ---------------
REVENUES
 Sales                                    $            0      $         0    $     105,000
 Interest Income                                       0                0              346
                                         ----------------    -------------  ---------------
 Total Revenues                                        0                0          105,346

OPERATING EXPENSES
 General and Administrative                       54,440           38,900        1,223,066
 Outside Services                                 28,999           89,109        2,247,822
 Insurance                                         1,500            1,241           36,085
 Travel & Entertainment                            5,467            9,312          240,663
 Rent                                              2,532            2,491          100,561
 Interest                                          9,114            7,849          153,839
 Taxes                                   (           337)    (        298)           6,705
 Bad Debts                                             0                0           15,000
 Depreciation                                        612            1,252           80,132
 Research and Development                            492                0            6,590
 Miscellaneous                                         0                0            6,841
                                         ----------------    -------------  ---------------
 Total Operating Expenses                        102,819          149,856        4,117,304

OTHER EXPENSES
 Loss on Write-Off of Assets                           0                0          295,146
 Loss on Write-Off of Leasehold
  Rights (Limestone Deposit)                           0                0        5,000,000
 Loss on Contract Settlement                           0                0          280,000
 Gain From Legal Settlement                            0                0   (       78,972)
 Gain on Sale of Subsidiary                            0                0   (       18,848)
 Other Miscellaneous Losses                            0                0           62,700
                                         ----------------    -------------  ---------------
 Total Other Expenses                                  0                0        5,540,026

NET LOSS                                 ($      102,819)    ($   149,856)  ($   9,551,984)
                                         ================    =============  ===============

NET LOSS PER COMMON SHARE                        ---         ($      0.01)  ($        0.56)

WEIGHTED NUMBER OF COMMON                     26,928,952       27,676,185       16,998,439
 SHARES OUTSTANDING

  The accompanying notes are an integral part of these financial statements.

                      AMERICAN PLASTICS & CHEMICALS INC.

                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Quarters Ended May 31, 1995 and May 31, 1994 and the Period From May 13, 1985 (Date of Inception) to May 31, 1995

                                                                                                     Period from
                                                                                                     May 13, 1985
                                                                     Quarter Ended May 31,            (Inception)
                                                              ---------------------------------         Through
                                                                  1995                1994            May 31, 1995
                                                              -------------       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                    ($    102,819)      ($    149,856)     ($  9,551,984)

  Adjustments to Reconcile Net Loss to Net Cash (Used in)/
      Provided by Operating Activities
   Depreciation                                                         612               1,252             80,132
   Issuances of Common Stock as Payment for
      Services, Debt, Interest and Assets                            28,125               2,562          7,341,016
   Loss on Write-off of Assets                                            0                   0            248,998
   Gain on Legal Settlement                                               0                   0      (      78,972)
   Loss on Write-off of Leasehold Rights (Limestone Deposit)              0                   0          5,000,000
   Increase in Accounts Receivable                                        0       (       1,562)     (         574)
   Increase in Deposits, Prepaids, and Advances               (         910)      (       9,518)     (       4,540)
   Decrease in Options on Technology                                      0                   0             87,000
   Increase in Accounts Payable                               (      10,024)      (       2,912)           501,440
   Increase in Taxes Payable                                  (       6,106)              2,067              1,929
   Increase in Accrued Expenses and Other                            48,100              35,010            948,907
                                                              -------------       -------------      -------------
  Net Cash (Used in)/ Provided by Operating Activities        (      43,022)      (     122,957)         4,573,352

CASH FLOWS USED IN INVESTING ACTIVITIES
   Capital Investments                                        (         175)      (       5,674)     (   5,397,723)
                                                              -------------       -------------      -------------
  Net Cash Used in Investing Activities                       (         175)      (       5,674)     (   5,397,723)

CASH FLOWS (USED IN)/ PROVIDED BY
 FINANCING ACTIVITIES

    Loan Advances by Officer                                  (      23,989)              7,569              2,443
    Proceeds From Common Stock Issuances                             63,313             136,822            677,106
    Proceeds From/(Retirement of) Debt                                    0                   0            176,944
                                                              -------------       -------------      -------------
  Net Cash (Used in)/ Provided by Financing Activities               39,324             144,391            856,493

NET CHANGE IN CASH                                            ($      3,873)       $     15,760       $     32,122
                                                              =============       =============      =============
CASH - BEGINNING BALANCE                                       $    35,995         $    12,123        $         0

CASH - ENDING BALANCE                                          $    32,122         $    27,883        $    32,122

The accompanying notes are an integral part of these consolidated financial statements.

        A M E R I C A N  P L A S T I C S  &  C H E M I C A L S,  I N C.
                         (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------

Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP guidelines for interim financial information and the instructions for Form 10-Q, Regulation S-K, and Rule 10-01 of Regulation S-X as set forth by the Securities and Exchange Commission. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP guidelines for complete annual consolidated financial statements.

  In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included in the accompanying financial statements.

  The accompanying financial statements do not include any financial impact of the Company's ownership in ACME Power Company ("ACME"), a Wyoming corporation, or Via Dana Ltd., Inc. ("Via Dana"), a Nevada corporation, as both of these wholly-owned subsidiaries were non-operating entities during the period covered by the financial statements. Additionally, Via Dana was formally dissolved by action of the Company's Board of Directors on May 4, 1995, and any and all ownership interest the Company may have had in ACME was transferred to Morgan Laws pursuant to the settlement agreement entered into between the Company and Mr. Laws on July 26, 1994.

Property, Plant and Equipment

  The Company's property, plant and equipment is stated at cost and consists of office furniture, fixtures, and equipment. Depreciation of these assets is recorded using the straight line method over their estimated useful lives, generally five years. Gains and losses on the disposal of such assets are recognized as incurred.

Income Taxes

  The Company utilizes Financial Accounting Standards Board ("FASB") Standard 109 ("SFAS 109") in accounting for income taxes. SFAS 109 requires a Company to use the liability method in providing for income taxes on all transactions that have been recognized in the financial statements.

  The liability method requires that deferred taxes be adjusted to reflect rates at which future tax liabilities are expected to be settled. The effects of tax rate changes on future deferred tax liabilities and tax benefits, as well as other changes in income tax laws, are recognized in net income in the period such changes are enacted. Certain other provisions of SFAS 109 also affect the measurement of future tax liabilities.

  The Company had a net operating loss carryforward of approximately $9,550,000 at May 31, 1995 and does not expect to be responsible for the payment of income taxes until such time as future profits offset this net operating loss carryforward.

Reclassification of Prior Year Balances

  Certain revenue, expense and other items have been reclassified on the prior period consolidated balance sheet, statements of operations and cash flows for comparative purposes.

Note 2.    NOTES PAYABLE
           -------------

  At May 31, 1995 notes payable consisted of the following:


  Principle                     Interest
   Amount        Maturity Date    Rate
  ---------      -------------  ---------
  $  16,109      Upon Demand       18%
     60,000      Upon Demand       11%
    165,935      Upon Demand       12%
      3,000      Upon Demand       10%
     64,493/1/   May 31, 1995      12%
  ---------
  $ 309,537

  /1/The $64,493 note due May 31, 1995 was renewed on June 1, 1995 for a new note in the amount of $70,942 ( $64,493 principal plus $6,449 accrued interest) due December 31, 1995.

Note 3.  ACCOUNTS PAYABLE
         ----------------

  Accounts Payable totaled $297,973 at May 31, 1995. Of this amount, $175,865 was owed to insiders or affiliates of the Company.

Note 4.  ACCRUED EXPENSES
         ----------------

  The Company finances a significant portion of its operating costs via the accrual of certain expenses, particularly payroll and payroll related items. At May 31, 1995, accrued expenses totaled $942,971, of which $756,816 was payroll and related items.

Note 5.  LOAN ADVANCES BY OFFICER
         ------------------------

  During the quarter ended May 31, 1995, an officer converted $28,125 of cash advances he had made to the Company during 1994 and 1995 into 450,000 shares of new issue Common Stock. The price paid for the stock, $0.0625 per share, is the same price paid by outside investors participating in the Company's 1994 and 1995 Private Placements. The stock will also bear a legend restricting its sale for a period of three years from the date of purchase. Cash advances by the officer totaled $2,443 at May 31, 1995.

Note 6.  SHAREHOLDERS' EQUITY
         --------------------

  The Company is authorized to issue 30 million shares of $0.01 par value Common Stock and 10 million shares of $0.01 par value Preferred Stock. A total of 27,520,216 shares of Common Stock were issued and outstanding as of May 31, 1995. No preferred stock had been issued as of May 31, 1995. In establishing the class of preferred stock, the stockholders provided that the dividend policy, rights, preferences, and privileges of the preferred stock will be determined by the Company's Board of Directors.

Note 7.  LEGAL PROCEEDINGS
         -----------------

  The Company is not a defendant in any litigation and none is threatened.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

  The registrant was incorporated in the State of Delaware on August 8, 1966 as Photo-Scan Corporation ("Photo-Scan"). Photo-Scan's name was changed on January 7, 1978 to Petrofina, Inc. and, due to a conflict with a similarly named company, to Petro Oil & Gas, Inc. ("Petro") on April 20, 1978. Petro was later reorganized under Chapter 11 of the Bankruptcy Code and discharged on May 14, 1985. Petro's name was changed to American Plastics & Chemicals Inc. ("APAC") on November 18, 1989.

Radiant Heat Technologies

  APAC is engaged in developing, licensing and marketing certain radiant heat technologies having application in the (i) cost-effective co-production of calcium carbide ("CaC\\2\\") and sulfur-free fuel gases directly from raw coal and raw limestone (the "Calcium Carbide Application"), and (ii) coal desulfurization gasification (the "Sulfur-Free Syngas Application" or "FDG").

  The radiant heat technologies marketed by APAC were invented by Edwin Matovich, an officer and director of the Company from 1990 until his death of cancer in December, 1993. Mr. Matovich's process consists of (i) creating artificial high-lime coal particles, and (ii) subjecting these manufactured particles to intense blackbody radiation such as that produced by a high-temperature electric furnace operating at temperatures in excess of 4,000/o/F. Operation in this mode reacts both organic and pyritic sulfur contained in the coal to calcium sulfide and further dissolves the calcium sulfide into a chemically stable glasslike slag, while converting the organic portion of the coal into sulfur-free gases consisting of carbon monoxide, hydrogen and nitrogen. Subjecting the particles to transient temperatures well above the liquidus temperatures of all known coal ash compositions and then radiatively quenching these entrained liquid droplets to solid vitreous shot causes the sulfur and other reactive components of the original coal (including metals and alkaline oxides) to become permanently incorporated into a chemically stable alkaline, calcium-rich cementic material, thus eliminating problems associated with an environmentally acceptable disposal of the slag from the process.

  When the process is being used for gasification only (FDG), air is introduced along with the manufactured particles to effect a high carbon conversion to carbon monoxide and to provide sufficient energy for the reactions so that the only electric power used in the process is that required to maintain the furnace thermal losses, typically less than 3% of the fuel value of the produced gas.

  Because of the strong radiation absorption characteristics of the opaque coal-limestone particles and the weak radiation absorption characteristics of the transparent process gases, the process gas stream is heated principally by conduction from the particles and, therefore, with short residence times, the output gases emerge from the gasification system at temperatures very much lower than the 4,000/o/F process transient. This particular behavior of the process allows for the use of conventional gas particulate cleanup equipment in spite of the superior high-temperature process chemistry which has removed virtually all of the sulfur from the produced gas.

  By adjusting the ratio of limestone to coal, the process can be made to produce calcium carbide as well as sulfur-free gases. When the calcium carbide-rich slag is reacted with water, acetylene, a fundamental building block of the organic chemical industry, is produced. With appropriate plant design, a totally integrated chemical plant can be built in which only coal, limestone and water are introduced into the plant, and only finished chemicals and slag leave the plant. Such a plant is particularly advantageous in undeveloped or underdeveloped areas of the world which have reserves of coal and limestone but which do not readily possess petroleum or petrochemical intermediate materials and delivery systems or electrical utility infrastructures. An integrated chemical plant capable of producing acetylene, beneficial by-product process gases, excess electric power, and self-contained waste treatment for toxic and hazardous materials (the high-temperature alkaline environment present in the carbide/gasification process represents an almost ideal set of conditions for the destruction of halogenated hydrocarbons, for example) can now be located near lower cost raw material deposits with much less concern for the availability of industrial infrastructure.

  Laboratory and pilot demonstrations of the Calcium Carbide Application have revealed CaC\\2\\ yields of virtually 100% of theoretical can be achieved with a wide variety of raw coal and lime source materials, thereby alleviating the need for coke and dead-burned lime as raw materials in the conventional electrothermal calcium carbide process and the economic and engineering constraints of integrated chemical plants having to be located near low-cost sources of carefully prepared raw materials required by conventional calcium carbide production methods.

  Generation of calcium carbide has been demonstrated at bench-scale and in a 50-ton-per-day process demonstration unit located in Spain. The Spanish unit was designed and built as a general-purpose process facility for developing engineering parameters of a number of radiant heat transfer processes. It was rented for the initial calcium carbide trials which were run with reacting particles prepared from bituminous coal and limestone. The initial trials produced a slag containing approximately 50% CaC\\2\\, with a calculated CaC\\2\\ reaction completion greater than 90% of theoretical. The process conditions, as well as the compositions and physical parameters of the prepared furnace feed material, formed the basis of the original patent application. The demonstrated quality of CaC\\2\\ product and the demonstrated completion of reaction were more than adequate for consideration of designs of fully-integrated chemical plants with self-contained power generation.

  An affiliate of a major multi-national chemical company built a bench-scale test facility to validate the efficacy of the technology. APAC provided oversight for construction of the test facility and the testing itself, while the chemical company's Research and Development Department conducted the required tests. The budget for the test facility and the testing, paid for by the chemical company, was approximately 1 million USD.

  Testing of the Calcium Carbide Application was conducted over a period of five months. The tests clearly demonstrated the efficacy of the CaC\\2\\ process but recurring problems with the thermal reactor, which had been constructed by the chemical company to specifications other than those provided by APAC, resulted in the chemical company concluding that additional testing of that unit was warranted. The chemical company was willing to undertake such additional testing at their expense but proposed that they be granted certain preferential rights to the technology while the testing was underway. APAC, having never experienced any reactor problems in its previous testing, refused to grant the preferential rights the chemical company sought. Therefore, testing was discontinued.

  The Company believes that its technology represents a cost-effective method for the co-production of commercial grade calcium carbide suitable for onsite continuous conversion to acetylene and sulfur-free fuel gases. By converting calcium carbide production from its present batch-type method with large capital investments for in-process product handling to a continuous method with little in-process product handling, the technology offers users major advantages in capital costs, operating costs, and safety. In addition, the technology has been shown to operate on a wide variety of carbonaceous (containing carbon) and calcareous (containing calcium) feed materials thereby opening the potential use of lower-cost raw materials through its ability to utilize all of the off-gases for power generation and/or chemical synthesis.

  Mr. Matovich's death has slowed APAC's ability to develop and market the radiant heat technologies he invented, but the Company believes strongly in the economic potential of the process, and continues in its efforts to bring it to a state of commercial reality. APAC is currently engaged in several activities toward this end. First, the Company is involved in discussions with Mr. Matovich's heirs regarding replacement and renewal of the exclusive option it once held to purchase the technologies. This option had expired immediately prior to Mr. Matovich's death in October, 1993. Secondly, APAC is attempting to find and employ a scientist of Mr. Matovich's qualifications and capabilities to oversee further development of the process. Finally, the Company continues in its efforts to market the technology, particularly the Calcium Carbide Application.

Methylene Di-Para-Phenylene Isocyanate (MDI)

  In addition to its involvement with radiant heat technologies, APAC also provides project management and engineering services in specific areas of the plastics and chemical industries where the Company believes it possesses unique qualifications or expertise, or can obtain such qualifications or expertise from its reserve of technical consultants. Two such specialty areas are the manufacture of methylene di-para-phenylene isocyanate

("MDI"), a key feedstock used in the manufacture of high quality, high value-added plastic products, particularly polyurethanes, and the development and manufacture of proprietary polyurethane end products.

  The Company has no proprietary technology for the manufacture of MDI or for the manufacture of polyurethane end products at present, but the Company expects to develop such technology over time. The technology to be utilized by APAC in the near term MDI and polyurethane projects where the Company will serve as the project manager and/or equity partner will either be licensed from others or will be technology currently available in the public domain.

  The Company first marketed its MDI capabilities in 1990, but met with limited success due to the surplus manufacturing capacity that existed in the industry at the time, and competition from the handful of companies who had historically controlled the production and sale of MDI, and who wished to continue to do so in the future.

  In mid-1993 APAC initiated what eventually became two-plus years of technical meetings and negotiations with Qing Yang Chemical Industrial Corporation ("Qing Yang"), a People's Republic of China chemical manufacturer that had been selected by the Chinese government to build and operate an MDI plant in China. Qing Yang is a 50 year old company engaged in manufacturing, research and development, engineering services and employee training. Its operations consist of 16 factories, one design institute and three research institutes located on a 8,900 acre site near the city of Liaoyang in Liaoning Province. Qing Yang has 20,000 employees and manufactures such products as cotton fiber products, civil explosives, polyurethane foam, automotive components, food additives, pharmaceuticals, corrosion resistant duriron equipment and chemical equipment. Qing Yang is a subsidiary of China North Industries Group ("NORINCO"), one of China's largest and most successful commercial enterprises.

  On July 19, 1995, APAC and Qing Yang executed a contract in Beijing, China to jointly build and operate a 40,000 metric tons per annum MDI plant contiguous to Qing Yang's existing facilities. Construction of the plant is expected to take three years and cost $137 million. APAC is 60% owner of the Joint Venture and will also serve as Project Manager during design, construction and start-up of the plant. Annual revenues of the Joint Venture are forecast at approximately $100 million per year.

  The Joint Venture has already commenced construction on certain sections of the MDI plant. A 25,000 metric tons per annum aniline unit is currently being built and is scheduled to be completed in mid-1996. The aniline produced by this unit will be sold in the international market until it is required for MDI production in early 1999. Aniline revenue is expected to be approximately $27 million per year.

  The domestic production of MDI, a specialty chemical used in the production of a wide assortment of high-quality plastic products, including polyurethanes, is extremely important to China. The country's production of MDI based products is expanding rapidly and virtually all of the current supply of this critical raw material is imported. MDI is used as the primary raw material in the production of synthetic leathers, spandex, shoe soles, auto body and interior components, adhesives and sealants, and all types of foams, including furniture, packaging and rigid insulation and construction foams, in addition to other products.

  While the execution of the contract is a major step forward for the partnership between APAC and Qing Yang, there are major tasks which remain to be completed before the project is a reality. As a matter of procedure, the contract must receive certain central government approvals in China, including approval by China's Ministry of Foreign Trade and Economic Cooperation. Additionally, APAC must arrange financing of its approximately $80 million investment in the joint venture. The Company believes these remaining tasks are manageable, however, and looks forward to its prospects for the future.

Financial Results

  The Company had no revenue during the quarter. Book operating expenses and the Net Loss for the 3rd quarter totaled $102,819, versus $149,856 for the same period in the prior year. Prior year expenses included, however, a one-time fee of $70,000 for investment banking services related to APAC's China project. Without this one-time fee, the Net Loss for the prior year 3rd quarter would have been $79,856, or 22% less than the Net Loss for the current 3rd quarter. Nine month year-to-date losses for the current and prior fiscal years are

$297,484 and $265,359, respectively. The Company's quarterly and year-to-date losses for the current fiscal year amounted, respectively, to $0.004 and $0.0130 per average share outstanding.

  While the Company's total book operating expenses for the 3rd quarter were $102,819, the Company's use of cash during the quarter totaled only $43,022. The remaining operating requirements were met either through the issuance of common stock as payment for services, debt, interest, and assets ($28,125), or by the accrual of certain expenses such as officers' compensation. Cash used for operating expenses during the 3rd quarter of the prior year was $122,957, versus total book operating expenses of $149,856. Use of cash for operating expenses during the first nine months of the current fiscal year was $107,284 compared to total book operating expenses of $297,484 during the same period. For the same nine month period for the prior fiscal year, the use of cash for operating expenses was $161,788 compared to total book operating expenses of $265,369 during the same period. Current fiscal year first nine months book operating expenses not paid for with cash totaled $190,200. Of that amount, virtually all was financed by the accrual of expenses ($167,362) such as officers compensation.

Liquidity

  As a development stage company, by definition APAC has yet to generate revenue and income from operations and its continued existence is dependent upon its ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity. During both fiscal years 1993 and 1994 the Company generated most of the capital it required to operate via two private placements of Common Stock which raised a total of approximately $350,000. For the current quarter and nine months year-to-date proceeds derived from the issuance of Common Stock totaled $91,438 and $203,463, respectively. The Company may have to raise additional capital for working capital purposes during the upcoming year and, while the Company has been successful in raising the necessary funding in the past, there is no assurance it will be successful in such endeavors in the future.

          The Company expects to commence generating profits from aniline sales associated with its China Joint Venture in mid-1996. At that time, liquidity will become less of an issue for the Company than it is at present. There is no assurance, however, that the China project will occur as planned and, if it does not, the Company's survival will continue to depend on its ability to raise funding through the issuance of equity or debt as the Company does not have cash reserves sufficient to maintain operations for any appreciable period of time.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  The Company is not a defendant in any litigation and none is threatened.

ITEM 2.  CHANGES IN SECURITIES

  There were no changes in securities during the quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  No response is necessary for this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No response is necessary for this item.

ITEM 5.  OTHER INFORMATION

  No response is necessary for this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  There are no exhibits to this report.

  There was one Report on Form 8-K filed during the quarter. It is incorporated herein by reference.

             Date of Report                      Items Reported
          --------------------              -------------------------

             March 2, 1995                    Item 5.  Other Events

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AMERICAN PLASTICS & CHEMICALS, INC.



Date      August 29, 1995                /s/ M. Edward Stewart
     ------------------------------      --------------------------------------
                                         M. Edward Stewart
                                         President, Chief Executive Officer


Date      August 29, 1995                /s/ Daniel W. Schreimann
     ------------------------------      --------------------------------------
                                         Daniel W. Schreimann
                                         Vice President, Secretary