Form 10-K
period 1995-08-31
AMERICAN PLASTICS & CHEMICALS INC
filed 1996-11-27
CIK 78319

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549
                           _____________

                             FORM 10-K


           Annual Report Pursuant to Section 13 or 15(d) of theSecurities Exchange Act of 1934


 For the fiscal year ended 08/31/95         Commission File No. 06348


                 AMERICAN PLASTICS & CHEMICALS INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


             Delalaware                             95-2461288
    -------------------------------            --------------------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization              Identification No.)


   400 N. St. Paul Street, Suite 890
           Dallas, TX 75201                      (214) 871-9650
   ---------------------------------       ----------------------------
    (Address of principal executive          (Registrant's telephone
      offices, including zip code)          number, including area code)

  Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:


                        Title of Each Class

                   Common Stock, $0.01 par value

                     -------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes         No   X

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of October 31, 1996 the aggregate market value of the registrant's voting Common Stock, computed by reference to the last reported sales price of the registrant's Common Stock on the National Association of Securities Dealers' (NASD) Bulletin Board Exchange as of such date, held by non-affiliates of the registrant, was approximately $4,883,925. On October 31, 1996 there were 29,466,626 shares of the registrant's Common Stock outstanding.

   The index to Exhibits is located on pages 21 and 22.

                         TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
 ITEM 1.               BUSINESS. . . . . . . . . . . . . . . . . . . . . . 1
    Introduction to the Company. . . . . . . . . . . . . . . . . . . . . . 1
    General Development of the Business. . . . . . . . . . . . . . . . . . 1
        Origin and Current Status of MDI Technology. . . . . . . . . . . . 2
        Availability of Competent Technical Staff. . . . . . . . . . . . . 3
        The Worldwide MDI Market . . . . . . . . . . . . . . . . . . . . . 3
    Marketing Efforts. . . . . . . . . . . . . . . . . . . . . . . . . . . 4
        Project Management and Engineering Consulting Services . . . . . . 4
           The China Project . . . . . . . . . . . . . . . . . . . . . . . 4
        The Radiant Heat Technology. . . . . . . . . . . . . . . . . . . . 6
    Technology Descriptions. . . . . . . . . . . . . . . . . . . . . . . . 6
        Flash Desulfurization Gasification and CaC2 Process. . . . . . . . 6
        Methyl Di-para-phenylene Isocyanate. . . . . . . . . . . . . . . . 7
        Polyurethanes. . . . . . . . . . . . . . . . . . . . . . . . . . . 7
    Technology Demonstrations. . . . . . . . . . . . . . . . . . . . . . . 7
        Flash Desulfurization Gasification Process . . . . . . . . . . . . 7
        CaC2 Process . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
        Methyl Di-para-phenylene Isocyanate. . . . . . . . . . . . . . . . 8
    Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
        CaC2 Application . . . . . . . . . . . . . . . . . . . . . . . . . 8
        FDG Application. . . . . . . . . . . . . . . . . . . . . . . . . . 9
        Methyl Di-para-phenylene Isocyanate. . . . . . . . . . . . . . . . 9
    Regulatory Matters . . . . . . . . . . . . . . . . . . . . . . . . . . 9
        Energy Regulation. . . . . . . . . . . . . . . . . . . . . . . . .10
        Environmental Regulation . . . . . . . . . . . . . . . . . . . . .10
    Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
 ITEM 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .11
    Corporate Offices. . . . . . . . . . . . . . . . . . . . . . . . . . .11
 ITEM 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .11
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .11

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
 ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY
            AND RELATED SHAREHOLDER MATTERS  . . . . . . . . . . . . . . .12
 ITEM 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . .12
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . .12
    Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .13
    Capital Resources and Liquidity. . . . . . . . . . . . . . . . . . . .13
 ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . F-1
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . F-2
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . .F-20
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . .15

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY  . . . . . . . .16
    Compliance With Section 16(a) of the Exchange Act. . . . . . . . . . .17
 ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .19
    Employment Agreements. . . . . . . . . . . . . . . . . . . . . . . . .19
    Compensation of Directors. . . . . . . . . . . . . . . . . . . . . . .19
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .20
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .20

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, . . . . . . . . . . . .21
          AND REPORTS ON FORM 8-K
    Documents Filed As a Part of This Report . . . . . . . . . . . . . . .21
        Financial Statements . . . . . . . . . . . . . . . . . . . . . . .21
        Financial Statement Schedules. . . . . . . . . . . . . . . . . . .21
        Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

EXHIBIT (11) COMPUTATION OF PER SHARE EARNINGS . . . . . . . . . . . . . .23

EXHIBIT (20) OTHER DOCUMENTS OR STATEMENTS TO SECURITY HOLDERS . . . . . .23

EXHIBIT (21) SUBSIDIARIES OF THE REGISTRANT     As of August 31, 1995. . .23

EXHIBIT (99)(i) SUMMARY COMPENSATION TABLE FOR THE YEARS ENDED
              AUGUST 31, 1995, 1994 AND 1993 . . . . . . . . . . . . . . .24

EXHIBIT (99)(ii) INFORMATION REGARDING REGISTRANT'S STOCK TRANSFER AGENT .25

                               PART I


ITEM 1.     BUSINESS

INTRODUCTION TO THE COMPANY

  The registrant was incorporated in the State of Delaware on August 8, 1966 as Photo-Scan Corporation ("Photo-Scan"). Photo-Scan's name was changed on January 7, 1978 to Petrofina, Inc. and, due to a conflict with a similarly named company, to Petro Oil & Gas, Inc. ("Petro") on April 20, 1978. Petro was later reorganized under Chapter 11 of the Bankruptcy Code and was discharged from bankruptcy on May 14, 1985. Petro's name was changed to American Plastics & Chemicals Inc. ("APAC") on November 18, 1989.

   In March 1987 the Company acquired via an exchange of stock a 100 percent (100%) ownership interest in Via Dana Ltd., Inc. ("Via Dana), a Nevada corporation. Via Dana had been established to hold and administer certain leasehold rights to real property in the Republic of Mexico, including the right to develop a large mineral deposit underlying the property. In November 1990 the Company formed ACME Power Company ("ACME Power Company"), a wholly-owned Wyoming corporation. ACME Power Company was established to own and operate the ACME Power Plant, a 12 mega-watt, shut-in, coal-fired power plant located in Sheridan, Wyoming the Company planned to acquire for technology demonstration purposes. However, the Company's intended purchase of the Acme Power Plant was never concluded.

   Neither Via Dana or ACME Power Company functioned as an operating entity during fiscal year 1995 and both subsidiaries were legally dissolved by action of the Company's Board of Directors on May 4, 1995. Therefore, as used herein, the terms "American Plastics & Chemicals Inc.", "Company" and "APAC" refer only to American Plastics & Chemicals Inc. and do not refer to any subsidiary entities.

   APAC is classified as a "development stage company", which is a term used to describe a company that has yet to generate any revenues from its operations. Accordingly, all of the business discussed in "ITEM 1. BUSINESS", and elsewhere in this report, is business the Company expects to obtain in the future. However, there is absolutely no guarantee the business will materialize as expected.

   APAC provides project management and engineering consulting services to certain sectors of the plastics and chemicals industries where the Company believes it possesses special qualifications or expertise or can obtain such qualifications or expertise from its reserve of technical consultants. Two such market sectors are; (i) isocyanates, particularly the manufacture of methyl di-para-phenylene isocyanate ("MDI"), a key feedstock consumed in the production of high value-added polyurethanes, and (ii) the development and manufacture of proprietary polyurethane end products which utilize isocyanates as their primary raw material. The Company also seeks to participate in joint ventures with above average economic return and/or growth potential.

   APAC is also engaged in developing and licensing certain proprietary radiant heat technology having application in:

   (i) the cost-effective co-production of calcium carbide and sulfur-free fuel gases directly from raw coal and raw limestone; and

   (ii) coal desulfurization gasification.

   APAC's corporate offices are located at 400 N. St. Paul St., Suite 890, Dallas, TX 75201. Telephone and facsimile numbers are (214) 871-9650 and
(214)871-1910, respectively.  APAC's e-mail address is apac02@airmail.net.

GENERAL DEVELOPMENT OF THE BUSINESS

   The Company commenced commercial operations in 1987 and from that date through 1993 the Company's primary business focus was on research and development of proprietary technologies related to the plastics and chemicals industries. In 1989 the Company acquired an option to purchase a unique radiant heat technology from Edwin Matovich, a California inventor. The technology, which APAC has now purchased, provides for the gasification of coal by introduction of a prescription mixture of raw coal and raw limestone into a high-temperature (>4,000 deg. F) radiant reactor. In the first application of the technology, referred to as Flash Desulfurization Gasification (the "FDG Application"), sulfur-free nitrogen, hydrogen, and carbon monoxide gases are produced. The nitrogen can be extracted for a variety of highly profitable uses, and the remaining hydrogen and carbon monoxide can be combined to form a low BTU (300-350 BTUs per MCF) sulfur-free gas suitable for use as a clean-burning fuel in low-BTU gas turbines primarily used to generate electricity. The second application of the technology, referred to as the "CaC2 Application", utilizes a continuous mode process to produce calcium carbide. Calcium carbide can be combined with water to form acetylene, a highly versatile gas technically and economically competitive with ethylene and propylene. A more detailed description of the Company's radiant heat technology will follow later in this report.

   From 1989 through 1993, APAC directed virtually all of its manpower and capital resources into development and commercialization of its radiant heat technology. Mr. Matovich, the technology's inventor, actively participated in these development efforts by joining APAC as a member of its Board of Directors and as its senior technical officer.

   In mid-1993 the Company began a reevaluation of its historical business strategy of restricting operations to only R&D. This reassessment did not emanate from any doubts or concerns the Company had about the commercial viability of its radiant heat technology. APAC was at the time, and continues to be, highly confident of the technology's commercial potential. The Company's reassessment of its historical business strategy was the result of other factors, namely: (i) a change of the Company's senior-level management;
(ii) the ever increasing difficulty of securing funding for the Company's R&D efforts; and (iii) the diagnosis of Mr. Matovich's terminal cancer. The Company fully recognized that Mr. Matovich's death (which came in December
1993) would have a short-term negative impact on its ability to further develop and commercialize the radiant heat technology.

   APAC's reevaluation of its operating strategy led the Company to conclude it should move quickly to expand its business operations beyond R&D. The Company further concluded that expansion into two specialty chemicals and plastics market sectors would have a high probability of success. These two markets were: (i) the provision of project management and engineering consulting services in the highly specialized field of isocyanates production, particularly the manufacture of MDI, and (ii) the development and manufacture of proprietary polyurethane end-products which use MDI as their primary raw material. APAC's conclusions were based on the Company's evaluation of several critical factors, among which were: (i) the Company's ability to develop or obtain suitable isocyanates technology, (ii) the Company's ability to locate and hire competent technical staff, and (iii) the market for MDI and downstream polyurethane products.

Origin and Current Status of MDI Technology

   MDI is an acronym which describes a range of specialty chemical feedstocks used in the production of a wide variety of high-quality, high value-added plastics, particularly polyurethanes. Products which use MDI as their primary raw material include synthetic leathers, spandex, shoe soles, auto body and interior components, adhesives and sealants, and all types of foams, including furniture, packaging and rigid insulation and construction foams.

   The MDI industry originated in the early 1970's due to the pioneering efforts of companies such as BASF Corporation ("BASF") and Bayer AG ("Bayer"), both headquartered in Germany, Imperial Chemical Industries ("ICI") of the United Kingdom, and Upjohn Company ("Upjohn") and Dupont of the United States. Dupont's technology was purchased by Chematur Engineering of Sweden in the late 1980's and Dow Chemical Company ("Dow") of the United States obtained Upjohn's technology when it acquired that company's chemicals business in 1985.

   The pioneers of the industry obtained patent protection for most of their ground-breaking research and development in isocyanates, and this patent protection assured them of almost total control of the industry until very recently. Their domination of the industry has been so complete that in 1995 BASF, Bayer, ICI, and Dow still owned or controlled almost ninety percent (90%) of total worldwide MDI production capacity. However, the isocyanates industry is now a mature industry, and patents which once protected the basic
technology have expired.   Well-proven technology, capable of economic and
efficient production of the very highest quality MDI, is now available in the public domain. No longer is the lack of access to technology a barrier to companies such as APAC who wish to participate in the manufacture and marketing of isocyanates.

Availability of Competent Technical Staff

    APAC's decision to market project management and engineering consulting services to the isocyanates and polyurethanes markets required that the Company seek out and engage additional technical staff with outstanding qualifications and experience in these specialty fields. Some of the staff the Company needed were already known to APAC, and a core group of these individuals were hired as consultants in late 1993 to assist the Company in its initial marketing efforts. The Company located and interviewed other outstanding technical personnel in 1995 after it executed a joint venture agreement with a People's Republic of China ("PRC" or "China") entity to design, construct, and operate a 40,000 metric ton per annum ("MTA") MDI plant in China. Some of these additional personnel have already been engaged as consultants to APAC, and all of the staff members will join the Company on a full-time basis upon completion of the funding for the China project. A more detailed description of the China project will follow later in this report.

   The Company's search for personnel possessing superior qualifications and experience in isocyanates was focused on three engineering disciplines, these being chemical, mechanical, and electrical. APAC's criteria for the chemical engineers required that they have substantial experience in isocyanates, both in MDI and in toluene diisocyanate ("TDI"). The staff secured by APAC have between 17 and 31 years of experience, with virtually all of that experience being in the field of isocyanates. APAC also wanted personnel with direct plant operating experience, as well as experience in isocyanates plant design, construction, and start-up. All of the engineers possess such experience, and most have attained at least a portion of that experience in a foreign locale.

   The mechanical engineers APAC sought were required to have substantial experience in management of the maintenance function in large chemical process plants, particularly isocyanates or polyurethane plants. The personnel secured by APAC have between 17 and 22 years of the requisite experience. They also have experience managing the maintenance function in foreign sited facilities.

   The electrical engineering personnel the Company sought were required to have outstanding credentials in the design and operation of sophisticated instrumentation and process control systems. The key individual destined to head this function has over 30 years of such experience, with the majority of that experience attained in a remote or foreign environment.

   APAC has assembled the extremely competent staff it needs to provide project management and engineering consulting services in the highly specialized isocyanates and polyurethanes market sectors. Furthermore, the Company's core staff can be quickly augmented through the addition of similarly qualified personnel when warranted by market conditions. APAC believes its technical staff is comparable, if not superior, to any other staff operating in the field, regardless of company size or reputation.

   Although the Company has identified, and reached tentative agreements to employ, virtually all of the technical staff it sought, the current lack of firm contracts for the Company's services has prevented it from employing all of the staff on a full-time basis. However, many of the technical staff have been serving as consultants to the Company, some for periods of up to three and one-half years, and all will become full-time employees upon funding and commencement of a major project such as the China project which is described later in this report.

The Worldwide MDI Market

   APAC's 1993 analysis of the worldwide MDI market confirmed that this market was susceptible to entry by a new supplier of project management and engineering consulting services. While the MDI market had been in a state of oversupply for almost a decade, worldwide demand for the product(s) had been increasing at a average annual compound growth rate of between seven percent (7%) and eight percent (8%) since the early 1980's and no significant new additions to production capacity had been announced. It was clearly evident the supply-demand ratio was approaching equilibrium and a shortage of supply was rapidly developing that could last well into the first decade of the 21st century, if not longer. Additional manufacturing capacity would have to be built to meet the growing demand for MDI and additional providers of qualified project management and engineering skills would be needed to design, construct, and operate the new plants.

   APAC's evaluation of the MDI market also led it to conclude the Company should concentrate its initial marketing efforts in the Far East. This conclusion was based on the following findings; (i) demand for MDI and polyurethanes was growing approximately three times faster in the Far East than it was in Europe and the United States, (ii) MDI production capacity in the West far exceeded MDI demand in the West, while MDI demand in the Far East far exceeded MDI production capacity in the Far East, (iii) the major producers and marketers of MDI seemed to be unwilling to locate significant manufacturing capacity in the Far East, (iv) the major producers and marketers of MDI also seemed unwilling to license their technology to Far East manufacturers, and (v) the major producers and marketers of MDI were unwilling to build the smaller capacity plants more suited to the budgets of the developing countries in the Far East.

MARKETING EFFORTS

Project Management and Engineering Consulting Services

   The Company's decision to market project management and engineering consulting services was well-founded. The marketplace, particularly the market in the Far East, responded quite positively to APAC's market entry and the Company quickly found itself in discussions and/or negotiations with several prospective customers for its services. Thus far, the most notable example of the Company's success in this field is its China project.

The China Project

   On July 19, 1995, after more than two years of technical meetings and discussions, APAC executed contracts in Beijing, China with Qingyang Chemical Industrial Corporation ("QYCC") to form a joint venture named Liao Da Chemical Industrial Co., Ltd. ("Liao Da" or the "Joint Venture"). The Joint Venture will build and operate a 40,000 MTA MDI plant near the City of Liaoyang in northeastern China. QYCC will own forty percent (40%) of the Joint Venture and APAC will own the remaining sixty percent (60%) controlling interest in the entity.

   QYCC is a 50 year old state-owned manufacturing enterprise consisting of 16 factories, one design institute (engineering company), and three research institutes. The Company has 20,000 employees and manufactures such products as cotton fiber goods, civil explosives, polyurethane foam, automotive components, food additives, pharmaceuticals, corrosion resistant duriron equipment and chemical equipment. It is one of 13 chemical manufacturing entities that comprise China North Chemical Industries Corporation ("NOCINCO"), which is the chemical division of China North Industries Corporation ("NORINCO").

   NORINCO is one of the most influential commercial and political organizations in the PRC with more 300 operating units, including factories, research institutes, engineering design and survey institutes, universities, colleges, vocational schools, resource supply companies, trading companies, and overseas offices and subsidiaries. The group has in excess of 800,000 employees and has fixed assets of approximately $10 billion. Products include vehicles and engines, trucks, dump trucks, luxury coaches, mini-cars, motorcycles, construction and engineering machinery, energy resource equipment, light industry mechanical products, bicycles, firearms and ammunition, optical and electronic goods, civil blasting accessories, and a large range of industrial, pharmaceutical and organic chemical products.

   APAC is to serve as Project Manager for the Joint Venture during design, construction, and start-up of the MDI plant and is to receive fees of $9.5 million for its services in this capacity. APAC has contractually reserved the right to name the key operating management of the Joint Venture, thereby insuring the plant will be operated in accordance with western standards and controls.

   The MDI plant will be an extensive manufacturing complex consisting of seven principal units, namely; the PMDI Production Unit, MDI Production Unit, Wastewater Treatment Unit, Gasification Unit, Aniline Production Unit, Chlorine/Caustic Soda Unit, and the Phosgene Unit. Construction of the Aniline Production Unit (which includes an aniline plant and a nitrobenzene plant) was begun in 1995 and will be completed by late 1996. The Joint Venture will sell the aniline and excess nitrobenzene produced by this unit in the world market until it is required for MDI production. The plant will be built on a 52 acre site contiguous to QYCC's existing complex of manufacturing facilities near the City of Liaoyang in Liaoning Province in northeastern China. Rail transportation is available on the site, and a modern four lane highway that runs 185 miles to Dalian, China's largest import-export port, is only a 15 minute drive from the site. The site has excellent access to all key raw materials.

   Total investment in the Joint Venture is estimated to be approximately $160 million. This figure includes all of the Joint Venture's capital requirements, including land and equipment costs, construction costs, and items such as interest during construction, working capital, and APAC's project management fee. PRC law requires that registered capital (equity) be one-third of the total investment, or approximately $53 million. The project debt would be approximately $107 million.

   The debt requirement is to raised via project financing, with the borrower to be the Joint Venture. However, APAC and QYCC are each individually responsible for their respective equity contributions to the Joint Venture. Therefore, APAC will be required to raise sixty percent (60%) of the total $53 million of equity, or approximately $35 million, inclusive of fees and contingencies. APAC has engaged a renown international investment banking firm to serve as the Company's financial advisor with regard to raising its equity contribution. The investment banking firm will also serve as APAC's financial advisor with regard to the structuring and raising of the Joint Venture's project financing. The Company expects to raise the equity it requires via private placements of convertible preferred stock and/or the sale of ownership interests in a holding company to be formed by APAC to control its sixty percent (60%) ownership interest in Liao Da.

   The PRC currently consumes approximately 80,000 MTA of MDI and the country's 15 percent plus (15%+) per annum growth in MDI demand is considerably higher than the growth rate being experienced in the world market. Domestic demand for MDI is forecast by the Ministry of Chemical Industry of the PRC to rise to 160,000 MTA - 200,000 MTA by 2005. This estimate is considered to be conservative as it assumes the demand for MDI will only increase at a rate of eight percent (8%) or less per annum. There is presently only one small producer of MDI in China with a capacity of 10,000 MTA, and the only new MDI plant approved in China's Ninth Five-Year Plan is the plant to be constructed by QYCC and APAC. MDI demand will continue to exceed MDI production in China for many years into the future.

   A feasibility study of the project conducted by an independent engineering firm was completed in November 1995. It confirmed Liao Da's viability, including capital costs. An environmental impact report was completed, as required by Chinese law, by a second independent engineering firm in December 1995. Based on these reports and the joint venture contracts between APAC and QYCC, the Joint Venture has received preliminary approval from the relevant Chinese State authorities. However, final approval of the Joint Venture is subject to completion of funding.

   APAC considers its participation in the Liao Da Joint Venture to be a rare commercial opportunity for the following reasons:

     - China has attractive polyurethane end markets with strong growth rates;
     - The Project is extremely important to the Chinese government;
     - The technology to be utilized is mature and well-proven;
     - THe Joint Venture site is in a desirable PRC location;
     - APAC has operating control of the Joint Venture;
     - APAC has a strong joint venture partner;
     - There exists a low cost operating structure with substantial wage and benefit savings relative to Western manufacturers; and
     - The project has exceptional projected financial performance with high rates of return on equity.

The Radiant Heat Technology

   Edwin Matovich's death in December 1993 effectively eliminated the Company's near-term ability to further develop and market the radiant heat technology he invented. This situation was the result of two principal factors. First, the Company had to replace Mr. Matovich and his unique knowledge and abilities with a scientist of comparable competence in high-temperature physics and high-temperature chemistry. A scientist of this stature would be difficult to recruit and expensive to retain. Second, the Company had to renew or replace its option to acquire the technology, as the option it had held expired shortly before Mr. Matovich's death.

    APAC has lost none of its enthusiasm for the radiant heat technology, nor does the Company have any doubts or concerns regarding its commercial potential. This is evidenced by the fact APAC recently completed its purchase of the technology, and all of the drawings, files, research reports, and other documentation relevant to the technology are now in the Company's possession. Furthermore, the Company has begun interviewing technical staff capable of managing the future development and marketing of the technology. APAC intends to recommence commercialization of the technology as soon as funding is available.

   The Company believes that the primary applications for its CaC2 and FDG technologies are coal-based, cost-effective organic chemical manufacture and, through the production of sulfur-free syngas, air pollution control. The chemical application (CaC2) is primarily a process for the foreign market, with particular emphasis on those countries that do not have large deposits of crude oil and/or natural gas or the infrastructure or financial resources required to deliver them.

   The Company believes there is substantial domestic and international demand for its FDG technology. Domestically, coal fired industrial and utility boilers must be retrofitted or repowered to comply with the new regulations promulgated by the 1990 amendments to the Clean Air Act. The 1990 amendments significantly encourage the use of syngas and coal gasification technologies. Phase I of the 1990 Amendments, which affected 111 existing facilities, required emission reduction to 2.5 pounds of sulfur dioxide (SO2) per million Btus (British Thermal Units) by 1995. Phase II applies to all facilities and limits emissions to 1.2 pounds of SO2 per million Btus by January 1, 2000. Of the 310,000 Mw of coal-fired capacity in the United States, approximately 25%, or 77,500 Mw, was affected by Phase I of the 1990 Amendments, and approximately 30% or 93,000 Mw will be affected by Phase II.

   Air pollution is not unique to the United States and the rapidly expanding worldwide framework of environmental laws and regulations is finally forcing long negligent sources of air pollution to install process technologies such as that being developed by APAC. This is especially true in the coal burning countries of eastern Europe, Russia, and the PRC, which are prime markets for the technology.

TECHNOLOGY DESCRIPTIONS

Flash Desulfurization Gasification and CaC2 Process

   This process consists of (i) creating artificial high-lime coal particles, and (ii) subjecting these manufactured particles to intense blackbody radiation such as that produced by a high-temperature electric furnace operating at temperatures in excess of 4,000 deg. F. Operation in this mode reacts both organic and pyritic sulfur contained in the coal to calcium sulfide and further dissolves the calcium sulfide into a chemically stable glasslike slag, while converting the organic portion of the coal into sulfur-free gases consisting of carbon monoxide, hydrogen and nitrogen. Subjecting the particles to transient temperatures well above the liquidus temperatures of all known coal ash compositions and then radiatively quenching these entrained liquid droplets to solid vitreous shot causes the sulfur and other reactive components of the original coal (including metals and alkaline oxides) to become permanently incorporated into a chemically stable alkaline, calcium-rich cementic material. The stability and non-toxic character of this slag permits simple, environment friendly, disposal of the waste material.

   When the process is being used for gasification only (the FDG application), air is introduced along with the manufactured particles to effect a high carbon conversion to carbon monoxide and to provide sufficient energy for the reactions so that the only electric power used in the process is that required to maintain the furnace thermal losses. This power usage is typically less than 3% of the fuel value of the produced gas.

   Because of the strong radiation absorption characteristics of the opaque coal-limestone particles and the weak radiation absorption characteristics of the transparent process gases, the process gas stream is heated principally by conduction from the particles and, therefore, with short residence times, the output gases emerge from the gasification system at temperatures very much lower than the 4,000 deg. F process transient. This particular behavior of the process allows for the use of conventional gas particulate cleanup equipment in spite of the ultra high-temperature operating environment.

   By adjusting the ratio of limestone to coal, the process can be made to produce calcium carbide as well as sulfur-free gases. When the calcium carbide-rich slag is reacted with water acetylene, a fundamental building block of the organic chemical industry, is produced. With appropriate plant design, a totally integrated chemical plant can be built in which only coal, limestone and water are introduced into the plant, and only finished chemicals and slag leave the plant. Such a plant is particularly advantageous in undeveloped or underdeveloped areas of the world which have reserves of coal and limestone but which do not have ready access to petroleum or petrochemical intermediate materials and delivery systems or electrical utility infrastructures. An integrated chemical plant capable of producing acetylene, beneficial by-product process gases, excess electric power, and self-contained waste treatment for toxic and hazardous materials (the high-temperature alkaline environment present in the carbide-gasification process represents an almost ideal set of conditions for the destruction of halogenated hydrocarbons, for example) can now be located near lower cost raw material deposits with much less concern for the availability of industrial infrastructure.

Methyl Di-para-phenylene Isocyanate

   The Company does not presently own any proprietary technology for the manufacture of MDI. However, the Company does possess extensive technical expertise in this highly specialized chemical field. The technology to be utilized in nearer term MDI projects where the Company serves as the project manager and/or equity partner will be technology currently available in the public domain. Such technology is well-proven and has been demonstrated to provide for the cost-effective, efficient production of the highest quality MDI products.

   As APAC does not purport to own proprietary MDI technology, it is not obligated to defend and support such technology for licensing fee purposes. The Company is free to evaluate various processing alternatives and select the exact process or processes it believes best suited for a particular situation. Other providers of MDI technology must adhere to their standard technology packages in order to protect their ability to assess license fees for use of the technology.

Polyurethanes

   APAC's initial participation in the polyurethanes industry will be restricted to development of downstream applications for its China MDI production. The Company has immediate access to certain proprietary technology for this limited purpose through its affiliation with one of the world's foremost experts in the field of polyurethane formulations.
Technology can also be licensed from other manufacturers of polyurethane based products, or the Company can form joint ventures with owners of technology who wish to expand into the PRC or Far East markets. Over the longer term, APAC expects to develop its own proprietary polyurethane technology via research it intends to conduct in conjunction with a specialty polyurethanes research facility in the State of New Jersey and/or via research conducted in conjunction with the Company's joint venture partner in the PRC.

TECHNOLOGY DEMONSTRATIONS

Flash Desulfurization Gasification Process

   The FDG Process has been demonstrated at bench-scale (1.0 lb/min, 3.0" internal diameter ("ID") gasification equipment), pilot-scale (4.6 tpd, 5.5" ID gasification equipment) and semi-works (10.1 tpd in 12" ID gasification equipment) levels with independent, but complementary, experiments designed to produce data on (i) the capture of sulfur by reaction with physical blends of coal and limestone; (ii) the gas yield from a number of different types of coal; and (iii) the complete offsetting of input electrical process power through exothermic partial oxidation of carbon within the reactor.

   The air-blown FDG Process operates at low pressures thus eliminating the need for complex pressure-isolation feed and slag hoppers which continue to plague conventional gasifiers. Integrating the FDG Process as the front-end supply of fuel to either a previously coal-fired boiler, or (through a common-shaft compressor) to a gas turbine, allows for the efficient and environmentally acceptable production of electricity while taking advantage of the lower fuel cost of domestic coal.

   The Company has concluded that the fastest and most practical method of demonstrating the efficacy of the FDG Process is in a captive commercial context. Accordingly, the Company entered into an agreement in November 1990 to purchase the ACME Power Plant for this purpose. At that time the ACME Power Plant was a shut-in, 12 mega-watt ("Mw") coal fired power plant. However, the ownership of the ACME Power Plant became a matter of dispute and it was one of the issues addressed in litigation initiated by the Company in May 1992 against Morgan Laws, et al. In settling this litigation, the Company elected to forgo its claim of any ownership interest in the ACME Power Plant in order to attain certain other goals deemed more important to the Company's future. However, the Company will continue to search for a coal-fired facility that can be used to demonstrate the FDG Process on a commercial scale.

CaC2 Process

   Generation of calcium carbide has been demonstrated several times at bench-scale including a major demonstration and test conducted in South Africa in fiscal year 1992, and also earlier in a 50-ton-per-day process demonstration unit located in Spain. The Spanish unit was designed and built by Edwin Matovich and his partners in California Carbide Company as a general-purpose process facility for developing engineering parameters of a number of radiant heat transfer processes. It was later rented by these same individuals for the initial calcium carbide trials which were run with reacting particles prepared from bituminous coal and limestone. The initial trials produced a slag containing approximately 50% CaC2, with a calculated CaC2 reaction completion greater than 90% of theoretical. The process conditions, as well as the compositions and physical parameters of the prepared furnace feed material, formed the basis of the original patent application for the process. The demonstrated quality of CaC2 product and the demonstrated completion of reaction were more than adequate for consideration of designs of fully-integrated chemical plants with self-contained power generation.

Methyl Di-para-phenylene Isocyanate

   APAC, as a company, has neither conducted or participated in demonstrations of technology related to the manufacture of MDI. As stated previously, however, the Company will utilize technology available in the public domain for its MDI production until such time as the Company may develop its own proprietary technology. Technology available in the public domain has already been thoroughly demonstrated by its developer as technically and economically competitive and capable of the production of the highest quality MDI. In addition, APAC's technical staff is thoroughly experienced with all of the technology currently available in the public domain.

COMPETITION

CaC2 Application

   The Company's co-production of calcium carbide and sulfur-free fuel gas technology will be marketed in a chemical industry which, at least in the United States and Western Europe, has emphasized petrochemicals, especially ethylene. United States consumption of acetylene, obtained directly from the reaction of calcium carbide with water, has declined steadily since 1965. Due to the upward pressure on the cost of ethylene caused by cyclic and secular increases in the price of oil, however, interest in the subject of acetylene production as a building block for organic chemical synthesis has been renewed. Various companies with substantial financial, technical and marketing resources have developed, and continue to develop, new processes for producing calcium carbide and/or acetylene. These companies have pilot, semi-commercial, and commercial results and the financial resources to provide process guarantees.

FDG Application

   The coal gasification application of the Company's technology will be marketed in an electric utility industry which has emphasized alternative methods of desulfurization and emissions control. As a supplier of innovative clean coal technology, the Company will compete in two major categories - (i) retrofit, which modifies a portion of an existing plant to reduce emissions and (ii) repowering, which replaces a significant portion of an existing plant and often increases capacity while reducing emissions.

1.  Retrofit

   With respect to the retrofitting of power plants, the company will compete with lime/limestone scrubbing, limestone injection multi-stage burners, spray drying, sorbent duct injection and advanced flue gas cleanup including use of electron beam radiation to simultaneously remove both SO2 and Nox and the use of metal oxides such as copper for SO2 control and as a catalyst for the selective catalytic reduction of Nox by ammonia. All of these technologies involve Flue Gas (after combustion) Desulfurization and generically are know as "FGD" technologies as opposed to Flash Desulfurization Gasification, or "FDG". Many of the companies engaged in the development and construction of flue gas emission control systems are well-established and can provide process and performance guarantees to customers. The dominant companies in this field in the United States are Combustion Engineering, Babcock & Wilcox, Foster Wheeler, General Electric, Joy Manufacturing, and FMC, among others. Other smaller companies such as NOXSo and Natec have concentrated solely in this area of the market.

   The Company is confident it can compete effectively in the retrofit market, especially for those plants of less than 250 Mw capacity. The company's confidence is a result of the lower capital and operating costs associated with its FDG Process.

2.  Repowering

   With respect to the repowering of power plants, the Company will compete with integrated gasification/combined cycle ("IGCC") and fluidized-bed combustion ("FBC") technologies. IGCC is a power generating process in which coal is gasified and sulfur compounds are significantly removed. The gas produced is used to fuel a gas turbine and subsequently burned to produce steam to operate a steam turbine producing a dual source of electricity. FBC is a process of burning coal while it is fluidized or suspended in a mixture of air and limestone. FBC extracts significant amounts of sulfur during combustion rather than cleansing the flue gas. Major manufacturers of IGCC and FBC machinery and equipment are Combustion Engineering, General Electric, Lurgi, Babcock & Wilcox, and Mitsubishi Heavy Industries, among others.

Methyl Di-para-phenylene Isocyanate

   The manufacture of MDI, and the licensing of proprietary technology used in such manufacture, has historically been controlled by a small number of large multi-national chemical companies, namely, BASF and Bayer, both of which are headquartered in Germany, ICI of the United Kingdom, and Dow of the United States. All these companies own and operate MDI production capacity.

   All of the companies enumerated above are substantially larger than APAC, are more widely known than APAC, and are stronger financially than APAC. For the Company to succeed in its MDI marketing efforts it must focus on those market segments that are currently of little or no interest to its larger competitors, i.e. markets that do not currently support the construction or operation of a large scale manufacturing facility or markets into which APAC's competitors do not wish to license their technology.

REGULATORY MATTERS

   The Company's participation in the development, ownership and operation of either power plants (the Company's FDG technology) or chemical plants (the Company's CaC2 and MDI technologies) subject APAC to energy and environmental laws both domestically and abroad.

Energy Regulation

   APAC's use of a power plant project to demonstrate the efficacy of its coal desulfurization gasification technology could subject the Company to the extensive regulatory requirements of the Public Utility Holding Company Act of 1935 ("PUHCA"). Under PUHCA, any person (defined by PUHCA to include corporation, partnerships and other legal entities) which owns or controls ten percent or more of the outstanding voting securities of a "public utility company" or a company which is a holding company of a "public utility company", is subject to registration with the Securities and Exchange Commission (the "Commission") and regulation under PUHCA unless eligible for an exemption, such as those available to Qualifying Facilities (QFs) under PURPA, or as established elsewhere under PUHCA. The Company would attempt to structure a power plant project in such a manner that it qualified for exemption(s) under PUHCA or certain no-action positions by the Commission.
For example, the legal structure could consist of the Company holding a limited partnership interest in a partnership which owns the project. The use of such a structure would provide additional financing and financial reporting flexibility for the Company.

   The Federal Power Act ("FPA") grants the Federal Energy Regulatory Commission ("FERC") exclusive rate making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates are based on a cost-of-service approach or on rates that are determined through competitive bidding or negotiation. While QFs under PURPA are exempt from the rate-making and certain other provisions of the FPA, Independent Power Producers (IPPs) are subject to the FPA and to FERC rate-making jurisdiction.

   The Company is also subject to the Fuel Use Act ("FUA") which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal capable within the meaning of FUA. A power plant project designed to prove up the FDG Process will be coal-fired, therefore the Company would qualify for exemption from the FUA.

   State public utility commissions have broad jurisdiction over regulated IPPs which are not QFs under PURPA and which are considered public utilities in many states. Such jurisdiction includes the issuance of certificates of public conveyance and necessity to construct a facility as well as regulation of organization, accounting, financial and other corporate matters on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by an IPP to its wholesale customers, state public utility commission have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of the purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of IPPs and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over IPPs by state public utility regulatory commissions varies widely from state to state.

Environmental Regulation

   The construction and operation of energy and fuel producing facilities and chemical plants would subject the Company to extensive international, federal, state and local laws and regulations adopted for protection of the environment and regulated land use. The laws and regulations applicable to the Company would primarily involve discharge into the air and water but can also include noise regulation. These laws and regulations in many cases involve a lengthy and complex process to obtain the requisite licenses, permits and approvals from federal, state and local agencies. Based on current trends the Company expects such environmental and land use regulation will become more stringent.

   In November 1990, the 1990 Amendments to the Clean Air Act or 1977 were enacted. These Amendments vastly expand the scope of federal regulations and enforcement in several significant respects. The Clean Air Act of 1977 and the 1990 Amendments contain provisions that regulate the amount of sulfur dioxide and oxides of nitrogen that may be emitted by a project. These emissions may be the cause of "acid rain." The Company believes that its FDG Process for the production of syngas will be of interest to those parties attempting to determine ways to meet the acid rain provisions because sulfur dioxide and oxides of nitrogen emissions associated with use of the Company's technology are well below Federal requirements. Management expects that the demand for the Company's FDG Process will be enhanced by the 1990 Amendments.

   All diisocyanates such as MDI and TDI are highly reactive chemicals and can be extremely hazardous to human health. The primary hazard in the use of diisocyantes is the inhalation of vapors, therefore the chemicals must be carefully handled and production and transportation procedures must be designed to minimize such exposure. The U.S. Occupational Safety and Health Administration ("OSHA") has set a Permissible Exposure Limit ("PEL") for MDI of 0.002 parts per million ("ppm") as an 8-hour time-weighted average ("TWA"). The American Conference of Government Industrial Hygienists has adopted a Threshold Limit Value ("TLV") for MDI of 0.005 ppm as an 8-hour TWA. Additionally, all new MDI production plants must be constructed with phosgene containment safety measures. Phosgene, an extremely deadly chemical, is one of the primary ingredients in MDI.

EMPLOYEES

   At August 31, 1995, and as of the date of filing of this report, the Company has two full-time and two part-time employees. The Company also has consultants on retainer. None of APAC's employees are represented by a union. Management believes that the Company's relationship with its employees is excellent.

ITEM 2.   PROPERTIES

   The Company's property consists of office furniture, fixtures and equipment.

CORPORATE OFFICES

   The address of the corporate offices is 400 N. St. Paul St., Suite 890, Dallas, Texas 75201. The Company has no other office facilities.

ITEM 3.   LEGAL PROCEEDINGS

   The Company is not a defendant in any litigation and none is threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders.

                              PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Company's Common Stock is traded over the National Association of Securities Dealers' ("NASD") Bulletin Board electronic quotation service which provides for instantaneous quotes of both "Bid" and "Ask" prices on a national basis. The Company's trading symbol is "APLC". The number of record holders of the Company's stock at August 31, 1995 was approximately 4,700.

   High and low bid prices and dividends for the last two fiscal years were as follows:

                      Fiscal Year 1995            Fiscal Year 1994
                 ---------------------------   -------------------------
      Quarter       Bid Price(1)   Dividends    Bid Price(1)   Dividends
       Ended         High    Low   Declared      High    Low   Declared
      -------    ---------------------------   -------------------------
      Nov 30       $.1875  $.0625  None        $.2500  $.0150  None
      Feb 28        .1875   .0625  None         .1875   .1875  None
      May 31        .1500   .0938  None         .1250   .1563  None
      Aug 31        .2188   .1000  None         .1875   .0313  None

       (1) Over-the-counter market bid price quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

   The Company has never declared or paid cash dividends on its Common Stock and Management and the Board of Directors do not anticipate that cash dividends will be paid in the near future.

ITEM 6.   SELECTED FINANCIAL DATA

    The following table presents selected financial data for each of the last five fiscal years. The selected financial data has been derived from the audited Consolidated Financial Statements of the Company. Such selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this filing.

                1995         1994         1993         1992         1991
            -----------  -----------  -----------  -----------  -------------
 Revenues
             $       0    $       0    $       0    $       0   $         15
            ===========  ===========  ===========  ===========  =============
 Net Loss
            ($ 423,822)  ($ 351,284)  ($ 320,208)  ($ 531,111)  ($ 5,542,425)
            ===========  ===========  ===========  ===========  =============
 Net Loss Per Common
    Share   ($     .02)  ($     .01)  ($     .01)  ($     .02)  ($       .25)

 Weighted Average Shares Outstanding
            17,592,104   26,450,554   24,485,138   23,093,263     22,534,631
            ===========  ===========  ===========  ===========  =============
 Total Assets
             $  46,819    $  18,228    $  81,316    $ 106,792    $   129,188
            ===========  ===========  ===========  ===========  =============
  Long-term Debt
             $       0    $       0    $       0    $       0    $         0
            ===========  ===========  ===========  ===========  =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations and capital resources and liquidity. The discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

   APAC is a "development stage company", which is a term used to describe a company that has yet to generate any revenues from operations. Accordingly, there will be no discussion of revenues, or fluctuations in revenues, in this report.

   As a development stage company, APAC's very existence depends upon the its ability to provide for its day-to-day working capital needs (See "Capital Resources and Liquidity", below). As increased working capital needs translate to increased requirements for funding, management exerts great effort to closely monitor and control both operating expenses and cash. In fiscal year 1995 operating expenses were $423,822, versus $360,256 a year earlier. All of this 17% annual increase in operating expenses was due to the addition of Daniel W. Schreimann and Bobby J. Baggett as part-time employees of the Company. Fiscal year 1995 "General and Administrative" expense, which includes employee salaries, increased 47%, from $159, 527 to $234,971, while every other operating expense category except "Interest" declined between 1994 and 1995. It should be noted, however, that while the addition of Mr. Schreimann's and Mr. Baggett's salaries caused a year-to-year increase inoperating expenses, their salaries did not add to the Company's cash requirements. Both Mr. Schreimann's and Mr. Baggett's salaries are accrued, rather than paid on a current basis.

   Virtually all of APAC's manpower and financial resources were consumed in
fiscal year 1995 by the Company's China project (See "ITEM 1.   BUSINESS" of
this report), and the ongoing effort to obtain funding for this project is expected to continue to usurp these resources through the 1996 fiscal year. Also, if funding for the China project is secured, APAC's operating expenses will increase dramatically. Process design and management oversight for the project will require that the Company add a minimum of 20 permanent staff, the majority of which will be highly qualified technical personnel. As a result of these additions, payroll and benefit costs alone will rise to approximately $2 million per year. APAC's revenues, however, will also rise as a result of the China project. During the three-year construction period required for the MDI plant APAC will serve as Project Manager for the Joint Venture and the Company will receive $9.5 million for its services in this capacity, an average of $3.2 million per year. APAC's 60% ownership interest in the Joint Venture is also forecast to provide excellent profits for the Company after the plant commences commercial operation.

CAPITAL RESOURCES AND LIQUIDITY

   As APAC has not yet generated any revenues from its operations, the Company's continued existence is totally dependent upon its ability to raise the cash it needs to operate. The Company provides for its working capital needs through the issuance of equity and debt. Should it be unable to access these sources of capital for any significant period of time, the Company will cease to be able to operate. To date, the Company has been able to obtain the capital it requires to operate and it expects that it will continue to be able to do so in the future.

   Commencing in fiscal year 1992, the Company initiated a policy not to issue Common Stock to employees or affiliates for services they rendered to the Company, or for reimbursement of monies they expended on behalf of the Company. The sole exception to this policy is the Company's historical practice of issuing 100,000 shares of Common Stock to each new director of the Company as compensation for their services as a director. Issuances of Common Stock to employees or affiliates accounted for virtually all of the 17 million share increase in the number of shares outstanding between 1987 and 1991. Concurrent with the Company's decision to cease issuing stock to employees and affiliates for services and expenses, the Company decided it would raise its working capital needs through the direct private placement of equity and debt. The result of this funding effort for the most recent five fiscal years is as follows:

         Fiscal      Net Debt(1)      Common Stock Issued
          Year         Issued         Cash         Other(2)
         -------   -------------   -----------  ------------
          1991     $          0    $        0   $ 137,532(3)
          1992          150,000        61,000      28,000(4)
          1993                0        47,050      34,422(4)
          1994           23,459       179,573       6,288(4)
          1995           42,449       245,600      28,250(5)
         --------  -------------   -----------  ------------
          Totals   $    215,908    $  533,223   $ 234,492

       (1)  The difference between new debt issued and debt retired.
       (2) Issuances of stock as payment for services, debt, interest and assets.
       (3)  All issuances were to employees or affiliates of the Company.
       (4) None of the issuances were to employees or affiliates of the Company.
       (5)  Includes $12,500 issued as compensation for new directors.

   Management believes it judiciously uses the cash shareholders and lenders provide to the Company. The table below illustrates the Company's limited consumption of cash in comparison to the Company's Net Operating Loss for the most recent five fiscal years.

                        Net               Total        Cash Consumed
       Fiscal        Operating            Cash       as a Percentage of
       Year            Loss             Consumed     Net Operating Loss
       -------     -------------      ------------  --------------------
       1991         $ 541,925          $    8,739           1.6%
       1992           531,111             208,832          39.3%
       1993           300,472              49,171          16.4%
       1994           360,256             198,203          55.0%
       1995           423,822             202,822          47.9%

   The Company has operated over the past five year period with average cash consumption of slightly more than $113,500 per annum, compared to a reported net operating loss of approximately $431,500 per year. The Company has been able to operate with minimum cash consumption due primarily to (i) management's prudent use of this valuable asset and (ii) the willingness of officers and certain lenders to accrue the salaries, interest and other monies due them, rather than demand payment of these items on a current basis. As an example, payroll and other accrued expenses (primarily employee benefits and interest) increased $756,532 between 1991 and 1995, from $231,583 to $988,115.
The economic support the Company receives from its officers and other related parties is further demonstrated by an analysis of accounts payable. During fiscal years 1991, 1992, 1993, 1994 and 1995 payables to officers and related parties represented 75, 62, 56, 57, and 60 percent, respectively, of total accounts payable. Such largess by the Company's officers and lenders cannot be expected to last indefinitely, however, and APAC must intensify its efforts to generate cash and income from commercial operations.

   Total investment in the China Joint Venture is estimated to be approximately $160 million. This figure includes all of the Joint Venture's capital requirements, including land and equipment costs, construction costs, and items such as interest during construction, working capital, and APAC's project management fee. PRC law requires that registered capital (equity) be one-third of the total investment, or approximately $53 million. The project debt would be approximately $107 million.

   The debt requirement is to raised via project financing, with the borrower to be the Joint Venture. However, APAC and its partner, QYCC, are each individually responsible for their respective equity contributions to the Joint Venture. Therefore, APAC will be required to raise sixty percent (60%) of the total $53 million of equity, or approximately $35 million, inclusive of fees and contingencies. APAC has engaged a renown international investment banking firm to serve as the Company's financial advisor with regard to raising its equity contribution. The investment banking firm will also serve as APAC's financial advisor with regard to the structuring and raising of the Joint Venture's project financing. The Company expects to raise the equity it requires via private placements of convertible preferred stock and/or the sale of ownership interests in a holding company to be formed by APAC to control its sixty percent (60%) ownership interest in Liao Da.

   While the Company is optimistic it can obtain the requisite financing for the LiaoDa Joint Venture utilizing project financing techniques, and while initial efforts in this regard have been highly encouraging, there is no assurance such financing can be arranged, or that the terms and conditions of such financing will be acceptable to the Company. If project financing and the required equity funding cannot be secured, it is highly unlikely APAC will be able to participate as a partner in the Joint Venture. The Company believes, however, that even if it is unable to participate financially as a joint venture partner, it will still be able to serve as Project Manager for the project and receive fees for the services rendered in this capacity.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA












              CONSOLIDATED FINANCIAL STATEMENTS AND
        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS












A M E R I C A N   P L A S T I C S   &   C H E M I C A L S   I N C.
                  (A Development Stage Company)

A M E R I C A N   P L A S T I C S   &   C H E M I C A L S   I N C.

                  August 31, 1995, 1994 and 1993
                   (A Development Stage Company)

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Page
  Independent Auditors' Reports                                        F-3


  Financial Statements

     Consolidated Balance Sheets as of August 31, 1995 and 1994       F-4

     Consolidated Statements of Operations for the years ended
        August 31, 1995, 1994 and 1993                                F-5

     Consolidated Statements of Shareholders' Equity/(Deficit)
        for the years ended August 31, 1995, 1994 and 1993            F-6

     Consolidated Statements of Cash Flows for the years ended
        August 31, 1995, 1994 and 1993                               F-19

     Notes to Consolidated Financial Statements                      F-20


  Financial Statement Schedules

     Schedule V - Property and Equipment for the years ended
          August 31, 1995, 1994 and 1993                             F-26

     Schedule VI - Accumulated Depreciation of Property and Equipment
         for the years ended August 31, 1995, 1994 and 1993          F-27

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
American Plastics & Chemicals Inc.

We have audited the consolidated balance sheets of American Plastics & Chemicals Inc. (a development stage company) and Subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three year period ended August 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Plastics & Chemicals Inc. and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended August 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KING, BURNS & COMPANY, P.C.


Dallas, Texas
January 12, 1996 (Except for Note 12 for which the date is March 27, 1996.)

      A M E R I C A N    P L A S T I C S   &   C H E M I C A L S   I N C.
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS
                           August 31, 1995 and 1994


                                                   1995            1994
                                               _____________    _____________
CURRENT ASSETS
   Cash                                         $    36,465      $     4,930
   Prepaids and Advances                              2,623            2,345
   Accounts Receivable                                    0            1,563
                                               _____________    _____________
   Total Current Assets                              39,088            8,838
PROPERTY AND EQUIPMENT
   Furniture, Fixtures and Equipment (Note 6)        12,196           11,476

   Less Accumulated Depreciation (Note 6)      (      5,107)    (      2,716)
                                               _____________    _____________
   Net Property, Plant and Equipment                  7,089            8,760
OTHER ASSETS
   Deposits                                             642              630
                                              _____________    ______________
   Total Other Assets                                   642              630
TOTAL ASSETS                                   $     46,819     $     18,228
                                              =============    ==============
CURRENT LIABILITIES
   Notes Payable (Note 3)                      $   315,986      $    309,537
   Accounts Payable (Note 4)
      Trade                                        122,708           135,200
      Affiliates                                   137,007           126,631
      Other                                         43,685            51,736
   Taxes Payable                                     2,416            14,949
   Accrued Expenses
      Payroll                                      794,169           633,581
      Other                                        193,946           142,028
   Loan Advances by Officer (Note 10)                2,767            20,459
                                             ______________     _____________
   Total Current Liabilities                     1,612,684         1,434,121
                                             ______________     _____________
SHAREHOLDERS' EQUITY/(DEFICIT)
   Preferred Stock - Par Value $.01;                     0                 0
     10 Million Shares Authorized
   Common Stock - Par Value $.01; (Note 5)         286,576           242,759
     30 Million Shares Authorized;
         24,275,816 Issued - 1994
         28,657,626 Issued - 1995
   Treasury Stock - Par Value $.01;          (         110)     (        110)
         11,000 Shares
   Paid-In Capital (Note 5)                      7,825,991         7,595,958
   Deficit Accumulated During The            (   9,678,322)     (  9,254,500)
     Development Stage
                                             ______________     _____________
   Total Shareholders' Equity/(Deficit)      (   1,565,865)     (  1,415,893)

TOTAL LIABILITIES AND SHAREHOLDER'S           $     46,819       $    18,228
    EQUITY/(DEFICIT)

           A M E R I C A N    P L A S T I C S   &   C H E M I C A L S  I N C.
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended August 31, 1995, 1994 and 1993, and
           the Period From May 13, 1985 (Date of Inception) to August 31, 1995

                                                                   Period from
                                                                   May 13, 1985
                                                                   (Inception)
                                    Year Ended August 31,            through
                                 1995       1994         1993     August 31, 1995
REVENUES
   Sales                       $      0  $        0    $      0    $    105,000
   Interest Income                    0           0           0             346
                              ---------- -----------  ----------  --------------
Total Revenues                        0           0           0         105,346

OPERATING EXPENSES
   General and Administrative   234,971     159,527     164,885       1,286,231
   Outside Services             111,864     121,677      41,632       2,282,780
   Insurance                      6,000       6,044       7,553          37,585
   Travel & Entertainment        21,694      22,572       7,181         256,902
   Rent                           7,953       9,973      29,252         100,931
   Interest                      37,361      30,754      41,942         163,101
   Taxes                      (      61)          0         336           6,705
   Bad Debts                          0           0           0          15,000
   Depreciation                   2,391       6,557       7,666          80,745
   Research and Development       1,182       3,152          25           6,352
   Miscellaneous                    467           0           0           7,310
                              ---------- ----------- -----------  --------------
   Total Operating Expenses     423,822     360,256     300,472       4,243,642

OTHER (INCOME)/EXPENSE
   Loss on Write-Off of Assets
     (Note 2 and Note 6)              0      70,000      19,736         295,146
   Loss on Write-Off of Leasehold
      Rights (Limestone Deposit)      0           0           0       5,000,000
   Loss on Contract Settlement        0           0           0         280,000
   Other Miscellaneous Losses         0           0           0          62,700
   Gain on Sale of Subsidiary         0           0           0    (     18,848)
   Gain From Legal Settlement
     (Note 4 and Note 7)              0  (   78,972)          0    (     78,972)

   Total Other (Income)/Expense       0  (    8,972)     19,736       5,540,026
                              ========== ========== ===========  ==============
NET LOSS                      ($423,822) ($ 351,284) ($ 320,208)   ($ 9,678,322)

NET LOSS PER COMMON SHARE     ($    .02) ($     .01) ($     .01)   ($       .55)

WEIGHTED NUMBER OF COMMON
   SHARES OUTSTANDING         26,369,939  26,450,554  24,485,138    17,592,104

                    A M E R I C A N    P L A S T I C S   &   C H E M I C A L S    I N C.
                                        (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                          Years Ended August 31, 1995, 1994, 1993, and the Period
                         from May 13, 1985 (Date of Inception ) to August 31, 1995

                                                                                                     Deficit
                                                                                                     Accumulated
                                                                                                     During the
                                           Number        Common         Treasury       Paid-In       Development
                                           of Shares     Stock          Stock          Capital       Stage
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT MAY 13, 1985 (INCEPTION)         4,630,000     $  231,500     $       -      $        -    $         -
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1985 YEAR-END         4,630,000     $  231,500     $       -      $        -    $         -

  Corrections per quasi-reorganization        370,000         18,500    (   18,500)    (   231,500)             -
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1986 YEAR-END         5,000,000     $  250,000    ($  18,500)    ($  231,500)   $         -

  February 27, 1987 - Issuance of Common
  Stock for the acquisition of Margetts
  Tool & Casting, Inc. - $.44668 per share    600,000         30,000             -         238,010              -

  March 24, 1987 - Issuance of Common
  Stock for the acquisition of Via Dana,
  Ltd. - $1.00 per share                    5,000,000        250,000             -       4,750,000              -

  July 6, 1987 - Issuance of Common
  Stock for the acquisition of P & T, Inc.
  - $.125 per share                         2,000,000        100,000             -         150,000              -

  Net Loss for period                               -              -             -               -              -
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1987 YEAR-END        12,600,000      $ 630,000     ($ 18,500)    $ 4,906,510   $          -

  October 23, 1987 - Issuance of Common
  Stock for the acquisition of Industrial
  Minerals, Pte. Ltd. - $.05 per share        156,425          7,821             -               -              -

  October 23, 1987 - Issuance of Common
  Stock to Industrial Minerals Pte. Ltd.
  to be resold to raise operating capital
  for Industrial Minerals Pte. Ltd. -
  $.10861 per share                           251,500         12,575             -          14,740              -

  October 23, 1987 - Issuance of Common
  Stock for engineering services rendered
  - $.13748 per share                          20,000          1,000             -           1,750              -

  August 30, 1988 - Cancellation of
  1,900,000 share of the Common Stock
  issued on July 6, 1987 in connection
  with the acquisition of P&T, Inc. -
  $.125 per share                         ( 1,900,000)   (    95,000)            -    (    142,500)             -

  Net loss for period                               -              -             -               -   (    481,155)
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1988 YEAR-END        11,127,925     $  556,396    ($  18,500)    $ 4,780,500   ($   481,155)

  September 15, 1988 - Private placement
  of Common Stock in Singapore - $.30612
  per share                                   612,500         30,625             -         156,875              -

  September 15, 1988 - Issuance of
  Common Stock as a commission on the
  sale of Common Stock in the private
  placement referenced directly above
  - $.30612 per share                         306,250         15,313             -          78,436              -

  September 15, 1988 - Private placement
  of Common Stock in Singapore - $.50
  per share                                    30,000          1,500             -          13,500              -

  September 15, 1988 - Private placement
  of Common Stock to private U.S.
  investor - $.3333 per share                 150,000          7,500             -          42,500              -

  September 19, 1988 - Issuance of
  Common Stock to various individuals /
  entities as payment for services
  rendered - $.13748 per share                625,000         31,250             -          54,677              -

  January 3, 1989 - Issuance of Common
  Stock to various individuals / entities
  as payment for services rendered
  $.13748 per share                           700,000         35,000             -          61,238              -

  May 31, 1989 - Issuance of Common
  Stock to various individuals / entities
  as payment for services rendered
  - $.13748 per share                         300,788         15,039             -         26,314               -

  Net loss for period                               -              -             -              -    (    329,055)
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1989 YEAR-END        13,852,463      $ 692,623     ($ 18,500)$    5,214,040    ($   810,210)

  January 5, 1990 - Issuance of Common
  Stock to an affiliate of the Company as
  partial payment for services rendered
  - $.17 per share                          1,314,000         65,700             -        157,680               -

  January 5, 1990 - Issuance of Common
  Stock to various individuals / entities
  as payment for services rendered
  - $.17 per share                            255,000         12,750             -         30,600               -

  January 19, 1990 - Issuance of Common
  Stock to an officer of the Company for
  services rendered - $.17 per share        1,000,000         50,000             -        120,000               -

  January 19, 1990 - Issuance of Common
  Stock to settle a note payable - $.17
  per share                                   395,000         19,750             -         47,400               -

  August 14, 1990 - Issuance of Common
  Stock as settlement of a breach of
  contract - $.17 per share                 1,500,000         75,000             -        180,000               -

  August 14, 1990 - Issuance of Common
  Stock as payment for a director's
  services and an option on certain
  technology owned by the director - $.17
  per share                                   100,000          5,000             -         12,000               -

  August 14, 1990 - Issuance of Common
  Stock to five directors for their
  services - $.17 per share                   500,000         25,000             -         60,000               -

  August 14, 1990 - Issuance of Common
  Stock to an affiliate of the Company as
  payment for monies advanced to or on
  behalf of the Company and for partial
  payment for services rendered - $.17
  per share                                 3,363,270        168,164             -        403,592               -

  Net loss for period                               -              -             -              -    (  1,699,262)
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1990 YEAR-END        22,279,733    $ 1,113,987    ($  18,500)   $ 6,225,312    ($ 2,509,472)

  December 10, 1990 - Issuance of
  Common Stock for services rendered
  - $.17 per share                            100,000          5,000             -         12,000               -

  February 15, 1991 - Issuance of
  Common Stock as payment for a
  director's services - $.17 per share        100,000          5,000             -         12,000               -

  February 15, 1991 - Issuance of
  Common Stock to settle a note payable
  - $.17 per share                            140,847          7,042             -         16,903               -

  March 25, 1991 - Issuance of
  Commo Stock as payment for a
  director's services - $.17 per share        100,000          5,000             -         12,000               -

  March 25, 1991 - Reissuance of
  Treasury Stock to an officer of the
  Company as partial payment for unpaid
  and accrued salary - $.17 per share               -              -        15,000         36,000               -

  June 11, 1991 - Reissuance of
  Treasury Stock to an officer of the
  Company as partial payment for unpaid
  and accrued salary - $.17 per share               -              -         2,950          7,080               -

  August 13, 1991 - Issuance of
  Common Stock for services rendered
  - $.17 per share                            150,000          7,500             -         18,000               -

  Net Loss for period                               -              -             -              -    (  5,542,425)
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1991 YEAR-END        22,870,580    $ 1,143,529    ($     550)   $ 6,339,295    ($ 8,051,897)

  September 1, 1991 - Adjustment in
  the number of shares outstanding -
  $.01 per share                                  101              1             -   (          1)              -

  April 1, 1992 - Issuance of Common
  Stock for services rendered - $.10
  per share                                    25,000          1,250             -          1,250               -

  April 6, 1992 - Issuance of Common
  Stock for loan fees - $.10 per share          5,000            250             -            250               -

  April 8, 1992 - Issuance of Common
  Stock for loan fees - $.10 per share        250,000         12,500             -         12,500               -

  May 18, 1992 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.10 per share          100,000          5,000             -          5,000               -

  May 19, 1992 - Issuance of Common
  Stock in consideration of a  cash
  equity investment - $.10 per share           10,000            500             -            500               -

  May 31, 1992 - Effect of change in
  par value of Common Stock from
  $.05 per share  to $.01 per share
  pursuant to an Amendment of the
  Articles of Incorporation                         -    (   930,423)          440         929,983              -

  June 5, 1992 -  Issuance of Common
  Stock in consideration of a cash
  equity investment - $.10 per share          150,000          1,500             -          13,500              -

  June 30, 1992 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.10 per share          100,000          1,000             -           9,000              -

  July 10, 1992 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.10 per share           50,000            500             -           4,500              -

  July 23, 1992 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.10 per share          100,000          1,000             -           9,000              -

  August 6, 1992 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.10 per share          100,000          1,000              -          9,000              -

  Net Loss for period                               -              -              -              -   (    531,111)
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1992 YEAR-END        23,760,681    $   237,607    ($      110)   $ 7,333,777   ($ 8,583,008)

  October 31, 1992 - Issuance of
  Common Stock for loan fees  - $.05
  per share                                   250,000          2,500              -         10,000              -

  November 13, 1992 - Issuance of
  Common Stock in consideration of
  a cash equity investment - $.05
  per share                                    22,000            220              -            880              -

  December 10, 1992 - Issuance of
  Common Stock in consideration of
  a cash equity investment - $.05
  per share                                    30,000            300              -          1,200              -

  January 6, 1993 - Issuance of
  Common Stock in consideration of
  a cash equity investment - $.05
  per share                                   224,000          2,240              -          8,960              -

  January 8, 1993 - Issuance of
  Common Stock in consideration of
  a cash equity investment - $.05
  per share                                   100,000          1,000              -          4,000              -

  January 8, 1993 - Issuance of
  Common Stock to settle a note
  payable - $.05 per share                    109,100          1,091              -          4,364              -

  January 14, 1993 - Issuance of
  Common Stock in consideration of
  a cash equity investment - $.05
  per share                                    20,000            200              -            800              -

  February 17, 1993 - Issuance of
  Common Stock in consideration of
  a cash equity investment - $.05
  per share                                   100,000          1,000              -          4,000              -

  April 6, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           35,000            350              -          1,400              -

  April 6, 1993 - Issuance of Common
  Stock for services rendered - $.05
  per share                                     3,500             35              -            140              -

  May 17, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           50,000            500              -          2,000              -

  May 19, 1993 -  Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           80,000            800              -          3,200              -

  May 25, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           50,000            500              -          2,000              -

  May 25, 1993 - Issuance of Common
  Stock for services rendered - $.05
  per share                                     5,000             50              -            200              -

  June 17, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           30,000            300              -          1,200              -

  June 17, 1993 - Issuance of Common
  Stock for services rendered - $.05
  per share                                     3,000             30              -            120              -

  July 16, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share          100,000          1,000              -          4,000              -

  July 17, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           50,000            500              -          2,000              -

  July 20, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           50,000            500              -          2,000              -

  July 20, 1993 - Issuance of Common
  Stock for services rendered - $.05
  per share                                    20,000            200              -            800              -

  July 31, 1993 - Issuance of Common
  Stock as payment of interest due on a
  note payable - $.05 per share               297,865          2,979              -         11,913              -

  August 19, 1993 - Adjustment in the
  number of shares outstanding - $.01
  per share                                        45              -              -              -              -

  Net loss for period                               -              -              -              -   (    320,208)
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1993 YEAR-END        25,390,191    $   253,902    ($      110)   $ 7,398,954   ($ 8,903,216)

  October 14, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           30,000            300              -          1,200              -

  October 21, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           60,000            600              -          2,400              -

  October 29, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         24,000            240              -          1,260              -

  November 3, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         80,000            800              -          4,200              -

  November 4, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         74,000            740              -          3,260              -

  November 19, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         80,000            800              -          4,200              -

  November 24, 1993 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.05 per share           50,000            500              -          2,000              -

  November 24, 1993 - Issuance of Common
  Stock for services rendered  - $.05
  per share                                    52,000            520              -          2,080              -

  November 24, 1993 - Issuance of Common
  Stock for services rendered - $.0625
  per share                                    18,000            180              -            945              -

  February 22, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        176,000          1,760              -          9,240              -

  February 24, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         40,000            400              -          2,100              -

  March 1, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        240,000          2,400              -         12,600              -

  March 3, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        100,000          1,000              -          5,250              -

  March 8, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         65,000            650              -          3,413              -

  March 9, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         48,160            482              -          2,528              -

  March 10, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         16,000            160              -            840              -

  March 11, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        150,000          1,500              -          7,875              -

  March 14, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        100,000          1,000              -          5,250              -

  March 15, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        148,000          1,480              -          7,770              -

  March 21, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        284,000          2,840              -         14,910              -

  March 21, 1994 - Issuance of Common
  Stock for services rendered - $.0625
  per share                                     8,000             80              -            420              -

  March 28, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        100,000          1,000              -          5,250              -

  March 31, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         10,000            100              -            525              -

  April 4, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         56,000            560              -          2,940              -

  April 7, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        430,000          4,300              -         22,575              -

  April 11, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        194,000          1,940              -         10,185              -

  April 11, 1994 - Issuance of Common
  Stock for services rendered - $.0625
  per share                                    33,000            330              -          1,733              -

  April 13, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         20,000            200              -          1,050              -

  April 14, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         50,000            500              -          2,625              -

  April 20, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         20,000            200              -          1,050              -

  May 4, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        128,000          1,280              -          6,720              -

  May 9, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         10,000            100              -            525              -

  May 31, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         20,000            200              -          1,050              -

  June 1, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         32,000            320              -          1,680              -

  June 22, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         40,000            400              -          2,100              -

  July 27, 1994 - Cancellation of Common
  Stock in connection with the
  Settlement Agreement with Morgan
   Laws - No value per share             (  4,136,535)  (     41,365)             -         41,365              -

  August 8, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         20,000            200              -          1,050              -

  August 25, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         16,000            160              -            840              -

  Net Loss for period                               -              -              -              -   (    351,284)
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1994 YEAR-END        24,275,816    $   242,759    ($      110)   $ 7,595,958   ($ 9,254,500)

  September 7, 1994 - Issuance of Common
  Stock in consideration of services
  as a Director  - $.0625 per share           200,000          2,000              -         10,500              -

  September 8, 1994 - Issuance of Common
  Stock in consideration of cash equity
  investment - $.0625 per share                96,000            960              -          5,040              -

  September 8, 1994 - Issuance of Common
  Stock as consideration for assumption
  of debt - $.0625 per share                  154,000          1,540              -          8,085              -

  December 27, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        172,000          1,720              -          9,030              -

  December 28, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        162,400          1,624              -          8,526              -

  December 29, 1994 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        272,800          2,728              -         14,322              -

  January 9, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        446,000          4,460              -         23,415              -

  January 16, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         99,200            992              -          5,208              -

  January 17, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         90,000            900              -          4,725              -

  February 6, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        100,000          1,000              -          5,250              -

  March 6, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        528,000          5,280              -         27,720              -

  March 24, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        445,000          4,450              -         23,363              -

  April 10, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         10,000            100              -            525              -

  May 1, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         30,000            300              -          1,575              -

  May 26, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        450,000          4,500              -         23,625              -

  June 6, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        200,000          2,000              -         10,500              -

  June 8, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         40,000            400              -          2,100              -

  June 9, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        257,523          2,575              -         13,507              -

  June 14, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         16,000            160              -            840              -

  June 20, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share         16,000            160              -            840              -

  July 14, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        115,200          1,152              -          6,048              -

  July 18, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        183,687          1,836              -          9,644              -

  July 21, 1995 - Issuance of Common
  Stock in consideration of a cash
  equity investment - $.0625 per share        200,000          2,000              -         10,500              -

  August 11, 1995 - Issuance of Common
  Stock for services rendered - $.0625
  per share.                                   98,000            980              -          5,145              -

  Net Loss for period                               -              -              -              -   (    423,822)
                                           -----------   ------------   -----------    ------------  --------------
BALANCE AT AUGUST 31, 1995 YEAR-END        28,657,626    $   286,576    ($      110)   $ 7,825,991   ($ 9,678,322)
                                           ===========   ============   ===========    ============  ==============

PAGE

           A M E R I C A N    P L A S T I C S   &   C H E M I C A L S  I N C.
                              (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended August 31, 1995, 1994 and 1993, and
            the Period From May 13, 1985 (Date of Inception) to August 31, 1995
                                                                                          Period from
                                                                                          May 13, 1985
                                                                                          (Inception)
                                                     Year Ended August 31,                through
                                                1995          1994          1993          August 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                                       ($ 423,822)   ($ 351,284)   ($ 320,208)   ($ 9,678,322)

Adjustments to Reconcile Net Loss to Net Cash
    (Used In)/Provided By Operating Activities
   Depreciation                                      2,391         6,557         7,666          80,745
   Issuances of Common Stock as Payment for
      Services, Debt, Interest and Assets           28,250         6,288        34,422       7,319,016
   Loss on Write-off of Assets                           0             0        19,736         248,998
   Gain on Legal Settlement                              0    (   78,972)            0    (     78,972)
   Loss on Write-off of Leasehold Rights                 0             0             0       5,000,000
      (Limestone Deposit)
   Decrease in Accounts Receivable                   1,563    (    1,563)            0               0
   Increase in Deposits, Prepaids,              (      290)   (    1,232)   (    1,384)   (      3,265)
      and Advances
   Decrease in Options on Technology                     0        70,000             0          87,000
   Increase in Accounts Payable                 (   10,167)           72        53,319         506,867
   Increase in Taxes Payable                    (   12,533)        7,126         5,426           2,416
   Increase in Accrued Expenses and Other          212,506       150,649       154,515         994,051
                                                ___________   ___________   ___________   _____________
 Net Cash (Used In)/Provided By
   Operating Activities                         (  202,102)    ( 192,359)   (   46,508)      4,478,534

CASH FLOWS USED IN INVESTING ACTIVITIES
   Capital Investments                          (      720)    (   5,844)   (    2,663)    ( 5,397,722)
                                                ___________    __________   ___________    ____________
 Net Cash Used In Investing Activities          (      720)    (    5,844)  (    2,663)    ( 5,397,722)

CASH FLOWS (USED IN)/PROVIDED BY
  FINANCING ACTIVITIES
   Loan Advances by Officer                     (   17,692)        20,459            0           2,767
   Proceeds From Common Stock                      245,600        179,573       47,050         769,493
      Issuances
   Proceeds From/(Retirement of) Debt                6,449          3,000            0         183,393
                                                ___________    ___________  ___________    ____________
 Net Cash Provided By Financing Activities         234,357        203,032       47,050         955,653

NET CHANGE IN CASH                               $  31,535      $   4,829   ($   2,121)     $   36,465
                                                ===========    ===========  ===========    ============
CASH - BEGINNING BALANCE                         $   4,930      $     101    $   2,222      $        0
CASH - ENDING BALANCE                            $  36,465      $   4,930    $     101      $   36,465

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES Year Ended August 31, 1993
      Common Stock was issued to retire $5,455 of long-term debt.

 A M E R I C A N   P L A S T I C S   &   C H E M I C A L S   I N C.
                   (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

   American Plastics & Chemicals Inc. ("APAC" or "the Company") is a development stage company principally engaged in marketing its project management and engineering services to specific market segments within the plastics and chemicals industries. The Company is also engaged in developing, licensing, and marketing certain radiant heat transfer technologies having application in the (i) cost-effective co-production of calcium carbide and sulfur-free fuel gases directly from raw coal and raw limestone, and (ii) coal desulfurization gasification.

   The Company has been in the development stage since its formation on May 13, 1985. As further described in Note 9, the Company's future is dependent upon its ability to continue to obtain equity and/or debt funding and upon the success of its future operations.


BASIS OF PRESENTATION

   The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries (all of which were non-operating entities during the periods presented), other than as described below.

   The Consolidated Financial Statements do not recognize any of the financial impact of the Company's ownership of Acme Power Company and the Acme Power Plant which the Company acquired on November 12, 1990. The ownership of Acme Power Company and the Acme Power Plant was one of the issues raised in litigation filed by APAC, as Plaintiff, against Hiberus Investments Ltd., an affiliate of the Company, and others in May, 1992. The Company has relinquished its claims of ownership of the Acme Power Plant as provided for in the terms of a July 26, 1994 agreement to settle the above referenced litigation (See Note 7).

PROPERTY AND EQUIPMENT

   The Company's property and equipment is stated at cost and consists of office furniture, fixtures and equipment. Depreciation of these assets is recorded using the straight line method over their estimated useful lives, generally five years. Gains and losses on the disposal of such assets are recognized as incurred. Maintenance and repairs are expensed.

OPTIONS ON TECHNOLOGY

   The Company capitalized payments made against options it once held to purchase certain patents and intellectual property. Upon expiration of the option period the capitalized value of the option was written off (See Note 2 and Note 6).

INCOME TAX

   The Company accounts for income taxes in accordance with the asset and liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

   The Company implemented the provisions of SFAS 109 during the fiscal year ended August 31, 1993 by recording a one-time cumulative adjustment to net income. The adoption of SFAS 109 did not have a material effect on the Company's financial position, results of operations, or liquidity due to the availability of net operating loss carry forwards.

NET LOSS PER COMMON SHARE

   Net loss per share of Common Stock is computed by dividing the net loss by the weighted average number of common shares outstanding during each respective year.

RECLASSIFICATION

   Certain amounts in the prior year financial statements have been reclassified to conform to the 1995 presentation.

USE OF ESTIMATES AND ASSUMPTIONS

   Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

ACCOUNTING STANDARDS NOT YET ADOPTED

   In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's balance sheet or statement of operations. Adoption of this statement is not reflected in these financial statements or notes thereto.

Note 2.     OPTIONS ON TECHNOLOGY

   Effective March 1, 1992 the Company optioned the right to purchase all rights to patents pending of California Carbide Company, a California general partnership, including, but not limited to, patent rights to the processes and related know-how entitled "Co-Production of Fuel Gas and Calcium Carbide by Direct Reaction of Carbonaceous Materials and Calcareous Materials" (the "March 1 Option"). The March 1 Option superseded and replaced an earlier option agreement with California Carbide Company dated August 29, 1988, as amended, which had expired February 29, 1992. The Company paid a total of $70,000 against these various option agreements, all of which was capitalized as the payments were made.

   The March 1 Option expired on October 31, 1993 and the Company wrote off the $70,000 capitalized value of the option during fiscal year 1994.

Note 3.     NOTES PAYABLE

   Notes payable consists of the following as of August 31, 1995 and August 31, 1994:

             At August 31                                  Interest
           1995          1994        Maturity Date           Rate
        ----------    -----------    ------------------    --------
        $  16,109      $  16,109      Upon Demand            18%
           60,000         60,000      Upon Demand            11%
          165,935        165,935      Upon Demand            12%
           70,942         64,493      December 31, 1995      10%
            3,000          3,000      Upon Demand            12%
        ==========    ===========    ===================   ========
        $ 315,986    $ 309,537

   The $165,935 note payable is collateralized by 1 million shares of APAC Common Stock. All other notes are unsecured.

   The $165,935 note was originally due to mature on July 31, 1993. The maturity date was extended to January 31, 1994 upon the Company's provision of additional collateral to the lender and payment of accrued interest for the period of October 31, 1992 through July 31, 1993. Interest was paid through the issuance of American Plastics & Chemicals Inc. Common Stock.

   In May 1994 $64,493 of fees owed to a law firm was converted from a Trade Payable into an unsecured one-year demand note. Accrued interest of $6,449 was added to the principal in 1995 and a new note was established with a maturity date of December 31, 1995.

Note 4.     ACCOUNTS PAYABLE

   Accounts Payable includes three categories, "Trade", "Affiliates", and "Other". Accounts Payable to affiliates are liabilities to current officers and directors of the Company, immediate relatives of current officers and directors, entities owned or controlled by current officers and directors, and individuals or entities which owned or controlled five percent (5%) or more of the Company's outstanding stock during the periods covered by these financial statements. "Other" Accounts Payable are liabilities to parties which, at the time the liabilities were incurred, were officers and directors of the Company, immediate relatives of officers and directors, or individuals or entities which owned or controlled five percent (5%) or more of the Company's outstanding stock, but which were no longer affiliated with the Company during the periods covered by these financial statements. The Accounts Payable due affiliates arose from services rendered to the Company and unreimbursed expenditures made on behalf of the Company.

   A $76,949 payable to Hitexonics, Ltd. and a $2,023 payable to Artype Publications, affiliates of the Company controlled by Morgan Laws, were credited to operations in 1994 and removed from the Company's books pursuant to the terms of a Compromise Settlement Agreement and Mutual Release ("the Agreement") between the Company and Mr. Laws et al dated July 26, 1994. The Agreement resolved those issues raised in Civil Action No. 3-92-CV1243-R brought by the Company, as Plaintiff, against Morgan Laws et al in the United States District Court for the Northern District of Texas, Dallas Division, on June 17, 1992 (See Note 7) and provided, as one of its major terms, that the Company would no longer be responsible for any debts to Mr. Laws or companies controlled by him. Accordingly, the Company credited these payables to fiscal year 1994 operations as of the date of the Agreement, July 26, 1994.

Note 5.     SHAREHOLDERS' EQUITY

   On July 26, 1994 the Company and Morgan Laws entered into a Compromise Settlement Agreement and Mutual Release ("the Agreement") which resolved those issues raised in Civil Action No. 3-92-CV1243-R brought by the Company, as Plaintiff, against Mr. Laws et al in the United States District Court for the Northern District of Texas, Dallas Division, on June 17, 1992 (See Note 7). One of the major terms of the Agreement provided that Mr. Laws would return to the Company all of the Common Stock of the Company owned or controlled by him and that the Company would cancel the returned stock on its books and records.

   To date, Mr. Laws has returned, and the Company has canceled, 4,136,535 shares of American Plastics & Chemicals Inc. Common Stock. In accordance with Generally Accepted Accounting Practices (GAAP) principles, the Company has assigned no monetary value to the return and cancellation of these shares. An adjustment of $41,365 (Par Value of $0.01 per share multiplied by the 4,136,535 shares canceled) was recorded between the "Common Stock" and "Paid-In Capital" accounts.

Note 6.     WRITE-OFF OF CAPITALIZED ITEMS

   During fiscal year 1994 the Company retired certain furniture, fixtures and equipment acquired between December 1989 and December 1990. The retirement of these assets resulted in an adjustment of $21,874 to the "Furniture, Fixtures and Equipment" and "Accumulated Depreciation" accounts.

   On October 31, 1993 the Company's option to purchase all rights to patents pending of California Carbide Company expired. Accordingly, the Company wrote off the $70,000 of capitalized payments it had made against this option and predecessor agreements during fiscal year 1994 (See also Note 2).

   During the year ended August 31, 1993 the Company's California office facilities which had been leased by the Company in 1991 were relet to another tenant by the building's management and the Company's obligations under the lease were terminated. Concurrently with the reletting of these offices the Company wrote off the remaining un-depreciated value of $19,736 of capitalized leasehold improvements made to the facilities.

Note 7.     LEGAL PROCEEDINGS

   The Company is not a defendant in any litigation and none is threatened.

   On July 26, 1994, the Company entered into a Compromise Settlement Agreement and Mutual Release ("the Agreement") with Morgan Laws, Hiberus Investments Limited, Hitexonics (HK), Ltd., Hiberus Investments Limited, Inc., Industrial Minerals (Pte) Ltd., China Vista Trust, Inc., Ad Agency, Inc., American Rare Earth Mining Corp., Supercharger, Inc., and Black Diamond Resources, Inc., hereinafter referred to as "Laws". The Agreement resolved those issues raised in Civil Action No. 3-92-CV1243-R and contained the following major terms and conditions:

     1. Laws would return to the Company all of the Common Stock of the Company owned or controlled by him, whereupon the Company would cause such Common Stock to be canceled. To date, Laws has returned, and the Company has canceled, 4,136,535 shares of American Plastics & Chemicals Inc. Common Stock;

     2. Laws agreed to release with prejudice any and all claims against the Company and its officers and directors, including the Company's $78,972 total indebtedness to Hitexonics (HK), Ltd. and Artype Publications that heretofore had been recorded as payables by the Company on its books;

     3. Laws agreed not to own, either directly or indirectly, any interest in the Company for a period of two years from the date of execution of the Agreement; and

     4. The Company would dismiss Civil Action No. 3-92-CV1243-R and release with prejudice all claims set forth therein, including the Lis Pendens filed by the Company against the Acme Power Plant in Sheridan, Wyoming. In addition to releasing the Lis Pendens the Company relinquished its claims to any ownership interest in the power plant.

Note 8. INCOME TAXES

   A reconciliation of the normally expected federal income tax expense/(benefit) based on the current U.S. Corporate income tax rate of 34% to actual expense for the years ending August 31, 1995, 1994 and 1993 is as follows:

                                             1995        1994        1993
                                         ------------ ----------- -----------
  Expected income tax expense/(benefit)   ($ 144,099) ($ 119,437) ($ 108,871)
  Valuation allowance                        144,099     119,437     108,871
                                         ============ =========== ===========
                                           $       0   $       0   $       0

  Deferred tax assets and liabilities as of August 31, 1995 and 1994 are as follows:

                                                    1995             1994
                                                -------------    -------------
 Current deferred tax asset                      $         0      $         0
 Current deferred tax liability                            0                0
 Valuation allowance for current deferred                  0                0
     tax asset
                                                -------------    -------------
 Net current deferred tax asset                  $         0      $         0
                                                =============    =============

 Non-current deferred tax asset                  $ 3,414,241      $ 3,257,555
 Non-current deferred tax liability                        0                0
 Valuation allowance for non-current deferred   (  3,414,241)    (  3,257,555)
      tax asset
                                                -------------    -------------
 Net non-current deferred tax asset              $         0      $         0
                                                =============    =============

   The non-current deferred tax asset results from the deduction of accrued salaries which will be deducted for Federal income tax purposes once paid and the benefit of net operating losses. The non-current deferred tax asset has a 100% valuation allowance as the more likely than not criterion of utilizing this benefit has not been established.

   Net operating loss carry forwards for financial statement and Federal income tax purposes were approximately $8,760,000 at August 31, 1995 and expire during the years 2002 through 2011, if not utilized, subject to the provisions of Section 382 of the Internal Revenue Code.

Note 9. GOING CONCERN

   The Company's continued existence is dependent upon its ability to obtain the capital necessary to operate. As a development stage company, such capital is obtained primarily through the issuance of additional equity or debt. During the year ended August 31, 1995 the Company provided for its capital needs primarily through the issuance of 3,929,810 shares of Common Stock for cash of $245,600 and the issuance of 452,000 shares of Common Stock as payment for fees and services. Also, most of the compensation due to officers and certain other expenses have been accrued, rather than paid. The Company plans further private placement(s) of debt and equity to provide for its operating needs, but no assurance can be given that such funding can be arranged or that the terms and conditions of such funding will be acceptable to the Company.

   The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

Note 10.  RELATED PARTY TRANSACTIONS

Fiscal Year Ended August 31, 1995

   During the year ended August 31, 1995 an officer advanced an additional $10,433 to the Company and received 450,000 common shares in lieu of repayment of $28,125 of his total $30,892 of advances to the Company. Net advances by the officer to the Company due as of August 31, 1995 were $2,767. 200,000 common shares valued at $12,500 were issued to directors in lieu of director's fees.

Fiscal year Ended August 31, 1994

   An officer advanced $20,459 to the Company during the year.

   Daniel W. Schreimann, Vice President and Secretary of the Company, purchased for cash 100,000 shares of Common Stock during the year ending August 31, 1994. Mr. Schreimann had also purchased for cash 36,000 shares of Common Stock in prior fiscal years. All of the stock purchases occurred prior to his appointment as an officer and director of the Company on July 1 and September 7, 1994, respectively.

Fiscal Year Ended August 31, 1993

   From September 1, 1992 through November 30, 1992 the Company shared 1,709 square feet of commercial office space in downtown Dallas with National Energy Development Corp. ("NEDC"), a company controlled by one of the Company's directors, William C. Morris. The Company paid $2,453 to NEDC for use of the ffice facilities during fiscal year 1993. Additionally, the Company and NEDC shared the services of a receptionist and secretary during September, 1992 to whom the Company paid compensation of $1,212 during the period. The Company and NEDC maintained separate accounts for telephone, long distance and delivery services, office supplies, etc. Where the Company or NEDC inadvertently used the account of the other, reimbursement to the party whose account had been used was made at cost.

Note 11.  LEASE COMMITMENT

   The Company's office facilities in Dallas, Texas are currently leased on a month-to-month basis as the initial term of the lease expired in December 1993. Lease payments are $814 per month.

Note 12.  SUBSEQUENT EVENT

   In February 1996 the Company executed a contract to provide engineering consulting services related to the development of a proprietary technology for the production of polymeric amine. The contract is not expected to result in significant revenues for the Company unless future development efforts demonstrate the commercial viability of the technology. There can be no guarantee the commercial viability of the technology will be demonstrated in the future.

   In March 1996 the Company and Qingyang Chemical Industrial Corporation ("Qingyang") of the People's Republic of China ("PRC") revised and re-executed certain agreements originally negotiated and executed by the parties in July 1995. These agreements provide for the Company to serve as both Project Manager and 60% joint venture partner for a 40,000 metric ton per annum methylene di-para-phenylene isocyanate ("MDI") plant to be constructed in the PRC. The Company's participation in this joint venture is contingent upon its ability to secure substantial additional equity and debt funding. The company is presently engaged in an intense worldwide effort to secure the needed funding but there can be no guarantee its efforts will be successful or that the plant, if built, will be profitable.

   The Company has expended approximately $573,000 directly related to its efforts on the Qingyang project. Most of these expenditures occurred in the current fiscal year. To date, all of the expenditures have been expensed on the Company's books, but certain future costs associated with the development of this enterprise may be capitalized.

      A M E R I C A N    P L A S T I C S   &   C H E M I C A L S   I N C.
                        (A Development Stage Company)

                     Schedule V - Property and Equipment
             for the years ended August 31, 1995, 1994 and 1993

                             Balance at                              Balance at
                             Beginning                 Sales and        End
      Description            of Period     Additions   Retirements   of Period
--------------------------   -----------  ----------   ------------  ----------
1995
   Furniture, fixtures and    $  11,476    $    720     $        0    $ 12,196
      equipment
   Leasehold improvements             0           0              0           0
                             -----------  ----------   ------------  ----------
                              $  11,476    $    720     $        0    $ 12,196
                             ===========  ==========   ============  ==========

1994
   Furniture, fixtures and    $  27,506    $  5,844    ($   21,874)   $ 11,476
      equipment
   Leasehold improvements             0           0              0           0
                             -----------  ----------   ------------  ----------
                              $  27,506    $  5,844    ($   21,874)   $ 11,476
                             ===========  ==========   ============  ==========

1993
   Furniture, fixtures and    $  24,843    $  2,663     $        0    $ 27,506
      equipment
   Leasehold improvements        28,109           0    (    28,109)          0
                             -----------  ----------   ------------  ----------
                              $  52,952    $  2,663    ($   28,109)   $ 27,506
                             ===========  ==========   ============  ==========

      A M E R I C A N    P L A S T I C S   &   C H E M I C A L S   I N C.
                         (A Development Stage Company)

       Schedule VI - Accumulated Depreciation of Property and Equipment for the years ended August 31, 1995, 1994 and 1993

                                          Additions
                                          Charged
                              Balance at  to Costs                   Balance at
                              Beginning     and                      End
Description                   of Period   Expenses     Retirements   of Period
--------------------------   -----------  ----------   ------------  ----------

1995
   Furniture, fixtures and    $   2,716    $  2,391     $        0    $  5,107
      equipment
   Leasehold improvements             0           0              0           0
                             -----------  ----------   ------------  ----------
                              $   2,716    $  2,391     $        0    $  5,107
                             ===========  ==========   ============  ==========

1994
   Furniture, fixtures and    $  18,034    $  6,556    ($   21,874)   $  2,716
      equipment
   Leasehold improvements             0           0              0           0
                             -----------  ----------   ------------  ----------
                              $  18,034    $  6,556    ($   21,874)   $  2,716
                             ===========  ==========   ============  ==========

1993
   Furniture, fixtures and    $  13,042    $  4,992              0    $ 18,034
      equipment
   Leasehold improvements         5,699       2,674    (     8,373)          0
                             -----------  ----------   ------------  ----------
                              $  18,741    $  7,666    ($    8,373)   $ 18,034
                             ===========  ==========   ============  ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

     Not applicable.

                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following are executive officers of the Company. None are related by blood, marriage, or adoption.

                                                                    Years With
Name                    Position(1)                        Age(1)   Company(1)

M.  Edward Stewart      Chairman, President, CEO             53          5
                           & Director

Daniel W.  Schreimann   Vice President, General Counsel      38          2
                           Secretary & Director

Bobby J.  Baggett       Chief Financial Officer              38          2

H.  Grant Heaton        Director                             67          9

William C.  Morris      Director                             49          6

      (1) As of November 1996, the filing date of this Form 10-K.

   MR. STEWART is Chairman, President and Director of the Company. Prior to his assumption of these positions in October 1992 he served as Senior Vice President, Chief Financial Officer and Secretary of the Company.

   Most of Mr. Stewart's business career has been spent in the corporate environment where he has held senior level management positions in both large and small public and private corporations. He has also been employed as an independent financial consultant during the periods of 1989 - 1990 and 1983 - 1985. As a consultant he specialized in workouts, mergers and acquisitions, capital sourcing, and financial and strategic planning. Mr. Stewart served as Chief Financial Officer of Kaiser Steel Corporation (1987-1988) as well as Chief Operating Officer of that company's Fabricated Products Group subsidiary (1986-1988). Mr. Stewart was employed as Vice President of Corporate Development for Celeron Corporation (1981-1982), with responsibility for that NYSE-listed diversified energy company's new business activities and mergers and acquisitions. Other positions held by Mr. Stewart include Director of Administration for the CIBRO Group, a large privately held petroleum refining, marketing and transportation entity based in New York City, and Manager of Marketing Planning for The Standard Oil Company (SOHIO), now BP America.

   Mr. Stewart holds a B.S. in Business Administration from Louisiana College in Pineville, Louisiana and a Masters of Business Administration - Finance from Georgia State University in Atlanta, Georgia.

   MR. SCHREIMANN is Vice President, General Counsel, Secretary and Director of the Company. He assumed the position of Vice President and General Counsel on July 1, 1994, and was appointed Director and Secretary of the Company effective September 7, 1994.

   Mr. Schreimann serves the Company on a part-time basis and, in addition to his corporate duties, he is also engaged in the private practice of law specializing in tax, general corporate, partnership, estate planning, securities and health care law. He is a Certified Public Accountant as well as being a member of the American Bar Association and the State Bar of Texas.

   Mr. Schreimann holds a B.S. in Accounting from Southern Illinois University in Carbondale, Illinois and a Juris Doctoris Degree from the Washington University School of Law in St. Louis, Missouri.

   MR. BAGGETT serves the Company part-time as its Chief Financial officer, having been appointed to this position on July 1, 1994. In addition to his corporate duties, Mr. Baggett is also engaged in the private practice of accounting as a Partner in Montgomery, Jessup & Co., L.L.P., Certified Public Accountants. Prior to joining Montgomery, Jessup & Co. on January 1, 1996 Mr. Baggett served as Managing Member of Baggett & Associates, L.C., an accounting firm which specialized in consulting and advisory services for the establishment of accounting systems for newly organized or acquired businesses, due diligence, structural analysis and financial modeling for corporate acquisitions, mergers and divestitures, business valuations, litigation support, and assistance in negotiating and closing business acquisitions and financings.

   Prior to founding Baggett & Associates in 1990, Mr. Baggett was employed for over a decade in public accounting. His experience includes service as a manager with the international firm of Ernst & Whinney and as a partner in the regional firm of Elms, Faris & Company.

   Mr. Baggett holds a B.B.A. in Accounting from Texas Tech University in Lubbock, Texas and is a Certified Public Accountant.

   MR. MORRIS is a Director of the Company and, prior to his resignation on October 15, 1992, also served the Company as its Chairman and President. In June 1995 Mr. Morris was appointed Chairman of Dresser Engineering Company based in Tulsa, Oklahoma. Dresser Engineering Company is a multi-discipline engineering and construction firm serving the oil and gas industry. Mr. Morris is also President of BD Holdings, a privately-held investment company based in Dallas, Texas. Mr. Morris served as an independent management and financial consultant from 1981 to 1990. His consulting specialties have included working with small and medium-sized companies regarding mergers and acquisitions, corporate reorganizations, divestitures, economic and feasibility studies, strategic planning, technology transfers, and public and private offerings. Clients have included banks, mining companies, oil and gas companies, chemical companies, natural gas pipeline companies, imaging, encoding, and telecommunications companies, hazardous and toxic waste companies, and computer hardware and software companies, among others.

   Prior to his becoming a management consultant, Mr. Morris was a registered investment advisor from 1973 to 1981. From 1971 to 1973, Mr. Morris was Manager, Investment Management Department, Harris, Upham & Co., Inc. (now Smith Barney Inc.), a registered investment advisory firm. Prior to his joining Harris, Upham & Co., Inc., Mr. Morris was a management trainee and portfolio manager at the United States Trust Company of New York. Mr. Morris graduated from Princeton University.

   MR. HEATON was Chairman of the Board of the Company from 1987 until his resignation in May 1992. Mr. Heaton has considerable experience in the People's Republic of China and throughout Asia. Since graduating from the University of Utah with a major in Political Science and a minor in Far East Studies and receiving his Master's Degree from the University of Washington with a major in Far East Studies, Mr. Heaton has taught and written extensively on comparative religions, modern Chinese political history, and Chinese language and literature. He speaks and writes Cantonese and Mandarin dialects and has translated considerable literature from English to Chinese. Mr. Heaton's business career has involved several directorships of companies either headquartered in the Far East or with offices in the Far East.

   The Board of Directors is currently composed of four directors. The Company's Bylaws authorize a minimum of three and a maximum of seven directors. All directors hold office until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The following information is provided based upon a review of Forms 3, 4 and 5, and amendments thereto, which have been furnished to the registrant. The following directors and officers have failed to timely file certain reports as required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


                           Report     Due        Date
Reporting Person/Position   Type      Date       Filed                Volume
-------------------------  ------    --------    -----  --------------------
H.  Grant Heaton /
  Director(1)                4       11/10/91    None               28,750 D
                             4       01/10/92    None               47,180 D
                             4       04/10/92    None               37,500 D
                             4       08/10/92    None               25,000 D
                             5       10/15/92    None   All transactions not
                                                     previously reported and
                                                  total beneficial ownership
                                                              as of 08/31/92.

                             4       02/10/93    None               75,000 D
                             4       04/10/93    None                4,000 D
                             5       10/15/93    None   All transactions not
                                                     previously reported and
                                                  total beneficial ownership
                                                              as of 08/31/93.

                             5       10/15/94    None   All transactions not
                                                     previously reported and
                                                  total beneficial ownership
                                                              as of 08/31/94.

                             5       10/15/95    None   All transactions not
                                                     previously reported and
                                                  total beneficial ownership
                                                             as of 08/31/95.

William C.  Morris /
  Director(2)                4       10/10/91    None              190,000 A
                             4       11/10/91    None              190,000 D
                             4       12/10/91    None              500,000 D
                             5       10/15/92    None    All transactions not
                                                      previously reported and
                                                   total beneficial ownership
                                                              as of 08/31/92.

                             4       02/10/93    None              350,000 D
                             5       10/15/93    None    All transactions not
                                                      previously reported and
                                                   total beneficial ownership
                                                              as of 08/31/93.


                             5       10/15/94    None    All transactions not
                                                      previously reported and
                                                   total beneficial ownership
                                                              as of 08/31/94.

                             4       10/10/94    None               250,000 A
                             4       01/10/95    None               250,000 D
                             5       10/15/95    None    All transactions not
                                                      previously reported and
                                                   total beneficial ownership
                                                              as of 08/31/95.
Daniel W.  Schreimann /
  Vice President and         5       10/15/95    None
     Director(3)
                                                         All transactions not
                                                      previously reported and
                                                   Total beneficial ownership
                                                              as of 08/31/95.

M. Edward Stewart /
  President and Director     3, 4    09/17/94    01/18/95           100,000 A
                             4       05/26/95    06/02/95           450,000 A
                             5       10/15/95    None                   Total
                                                         beneficial ownership
                                                               as of 08/31/95.

  A = Acquisition
  D = Disbursement
  (1) Includes shares held in the name of Luana C. Heaton, wife of H. Grant Heaton.
  (2) Includes shares held in the name of National Energy Development Corp. and BD Holdings, Inc., companies owned by Mr. Morris.
  (3) Mr. Schreimann became a Vice President and Director of the Company on July 1, 1994 and September 7, 1994, respectively. One-hundred-thirty-six-thousand shares (136,000) of the Company's Common Stock had been purchased by Mr. Schreimann prior to his appointment as an officer and director.

ITEM 11.                  EXECUTIVE COMPENSATION

   Details of executive compensation for the fiscal year ended August 31, 1995 are included in Exhibit (99)(i) of this Report.

EMPLOYMENT AGREEMENTS

   The Company entered into an employment agreement with M. Edward Stewart on May 1, 1991 which was ratified at a meeting of the Board of Directors on August 10, 1991. This agreement provides, among other things, an annual salary of $90,000, an automobile with all expenses attributable thereto, major medical and life insurance, issuance of 100,000 shares of Common Stock upon election as a Director, and moving expenses to Dallas, Texas. The Agreement also provides for termination by the Board of Directors upon sixty days notice with a severance of one month's salary at the existing rate. The terms of Mr. Stewart's employment agreement were not modified upon his promotion from Senior Vice President and Chief Financial Officer to Chairman and President in October 1992.

   Both Mr. Schreimann and Mr. Baggett serve the Company on a part-time basis. Mr. Schreimann's compensation is accrued at the rate of $6,000 per month and payment is to be deferred until the Company has achieved profitable operations. Mr. Baggett's compensation is accrued at the rate of $3,000 per month and payment is to be deferred until the Company has achieved profitable operations. Both Mr. Schreimann and Mr. Baggett began their tenure with the Company on July 1, 1994.

   The Company has executed a written Consulting Agreement with Mr. Baggett which provides for, among other things, compensation as set forth above, a maximum of 30 to 40 hours of service per month, an option to purchase 30,000 shares of the Company's Common Stock at a price of ten cents ($0.10) per share until such time as his accrued consulting fee is paid, and termination notice must be in writing with 10 days advance notice required. The Company has no written contract or agreement with Mr. Schreimann.

COMPENSATION OF DIRECTORS

   Directors who are employees or paid officers of the Company do not receive additional compensation for serving on the Board of Directors or any committee thereof. However, all directors have historically received 100,000 shares of Common Stock for their services as directors although this practice does not result from any contractual obligation of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     (a) There were no beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock as of August 31, 1995.

     (b) The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock by each of its directors and officers and all directors, officers and employees as a group as of August 31, 1995:


                                 Amount of     As a Percentage
                                Common Stock      of Common
Name and Address                Beneficially        Stock
of Beneficial Owners              Owned(1)       Outstanding
--------------------------      ------------   ----------------
M. Edward Stewart                  680,000          2.37%

Daniel W. Schreimann               236,000          0.82%

William C. Morris                  150,000(1)       0.53%

H. Grant Heaton                  1,221,000(2)       4.26%

All directors and executive
  officers as a group            2,287,000          7.98%
    (4 persons)

All directors and employees      2,297,000          8.02%


  (1) All 150,000 shares of Common Stock are held of record by BD Holdings, Inc., an investment company controlled by Mr. Morris.

   (2) Includes 600,000 shares of Common Stock held of record by Luana C. Heaton, wife of H. Grant Heaton.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During fiscal years 1992, 1993 and 1994, Daniel W. Schreimann, Vice President and Secretary of the Company, purchased a total of 136,000 shares of the Company's Common Stock for cash. All of the stock purchases occurred prior to Mr. Schreimann's appointment as an officer and director of the Company on July 1 and September 7, 1994, respectively. On September 7, 1994 Mr. Schreimann received an additional 100,000 shares of the Company's Common Stock as compensation for his services as a director.

    During 1995, M. Edward Stewart, Chairman of the Board of Directors and President of the Company, purchased 450,000 shares of the Company's Common Stock as settlement of $28,125 of cash advances he had made to the Company. Mr. Stewart advanced an additional $2,767 to the Company in fiscal year 1995.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS A PART OF THIS REPORT

Financial Statements

   The following documents have been filed as part of this Report in "Item 8 - Consolidated Financial Statements and Supplementary Data".

                                                                      Page

Reports of Independent Auditors.                                      F-3

   Consolidated Balance Sheets                                        F-4
     For the years ended August 31, 1995 and 1994.

   Consolidated Statements of Operations                              F-5
     For the years ended August 31, 1995, 1994, and 1993, and from the Date of Inception (May 13, 1985) through August 31, 1995.

   Consolidated Statements of Stockholders' Equity/(Deficit)           F-6
     For the years from Date of Inception through August 31, 1995.

   Consolidated Statements of Cash Flows                               F-19
     For the years ended August 31, 1995, 1994 and 1993, and from the Date of Inception (May 13, 1985) through August 31, 1995.

Notes to Consolidated Financial Statements                             F-20

Financial Statement Schedules

   Those schedules not included in this Report, or filed as part of this Report in "Item 8-Consolidated Financial Statements and Supplementary Data", have been omitted due to the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

   Schedule V   Property and Equipment                                 F-26

   Schedule VI  Accumulated Depreciation of Property and Equipment     F-27

  Both schedules include data for the years ended August 31, 1995, 1994 and 1993.

Exhibits  (1)

  (3)(i)   Articles of Incorporation and All Amendments Thereto

           Incorporated herein by reference. Originally filed on March 15, 1995 as a part of Registrant's Report on Form 10-K for the Fiscal Year ended August 31, 1992.

  (3)(ii)  Corporate By-Laws

           Incorporated herein by reference. Originally filed on March 15, 1995 as a part of Registrant's Report on Form 10-K for the Fiscal Year ended August 31, 1992.

  (11)     Computation of Per Share Earnings                           23

  (20)     Other Documents or Statements to Security Holders           23

  (21)     Subsidiaries of the Registrant                              23

  (99)(i)  Executive Compensation Table                                24
      (ii) Information Regarding Registrant's Stock Transfer Agent     25

   Exhibits (2), (4), (9), (10), (12), (13), (16), (18), (22), (23), (24),
(27), (28) and (29), as called for by Item 601 of Regulation S-K of the Securities and Exchange Commission, have been omitted due to the absence of the conditions under which they are required or because the information is contained in other parts of the Report.

    (1) Exhibit numbers are consistent with those established by Item 601 of Regulation S-K of the Securities and Exchange Commission.

                            EXHIBIT (11)

                 COMPUTATION OF PER SHARE EARNINGS


    Net income/(loss) per common share is computed by dividing the net income/(loss) by the weighted average number of common shares outstanding during each respective year or other applicable time period.



                            EXHIBIT (20)

         OTHER DOCUMENTS OR STATEMENTS TO SECURITY HOLDERS

Reports on Form 8-K

   The following Reports on Form 8-K have been filed with the Securities and Exchange Commission since September 1, 1994 and are incorporated herein by reference:

            Date of Report         Items Reported
            -----------------      --------------------
            September 6, 1994      Item 5. OTHER EVENTS

            September 6, 1994      Item 5. OTHER EVENTS

            March 2, 1995          Item 5. OTHER EVENTS



                            EXHIBIT (21)

                   SUBSIDIARIES OF THE REGISTRANT
                       As of August 31, 1995


   The registrant had no subsidiaries as of August 31, 1995.

   ACME Power Company ("ACME") and Via Dana Ltd., Inc. ("Via Dana"), both non-operating subsidiaries of the registrant, were legally dissolved during the 1995 fiscal year pursuant to an action by the Board of Directors on May 4, 1995.

   ACME is the company which was organized to own and operate the ACME Power Plant, a 12 mega-watt, shut-in, coal-fired power plant located in Sheridan, Wyoming the Company planned to acquire. Due to disputes over legal title to the ACME Power Plant the Company never consummated the ACME purchase and, pursuant to the 1994 fiscal year settlement with Morgan Laws et al, APAC relinquished any and all claims it may have had to an ownership interest in the ACME Power Plant.

   Via Dana was acquired by APAC in 1987 via an exchange of stock. At the time of its acquisition, Via Dana purportedly had been assigned a lease for valuable mineral deposits in Ensenada, Mexico. In fiscal year 1991 the Company's management determined the lease had no value and commenced legal action against Morgan Laws et al for, among other things, recision of the transaction by which Via Dana was acquired. The write-off of the book value of the leasehold in fiscal year 1991 combined with the fiscal year 1994 settlement of the Laws litigation eliminated any need for APAC to retain Via Dana as a subsidiary.

                                               EXHIBIT (99)(i)
                                         Summary Compensation Table
                             For the Years Ended August 31, 1995, 1994 and 1993

                                        Annual Compensation              Long-Term Compensation <1>
                                                                              Awards
                                                          Other         Restricted  Securities
                                                          Annual        Stock       Underlying    LTIP     All`Other
Name and Principal         Fiscal    Salary        Bonus  Compensation  Awards      Options/SARs  Payouts  Compensation
  Position                  Year      ($)           ($)       ($)        ($)          ($)         ($)      ($)
-----------------------    ------   ----------     -----  ------------  ------      ------------  -------  --------------
CHIEF EXECUTIVE OFFICER
  M. Edward Stewart         1995    90,000 <4>        0        0          0            0          0        13,200 <2>,<3>
  M. Edward Stewart         1994    90,000 <2>        0        0          0            0          0        13,200 <2>,<3>
  M. Edward Stewart         1993    90,000 <2>        0        0          0            0          0        13,200 <2>,<3>

CHIEF FINANCIAL OFFICER
  Bobby J. Baggett          1995    36,000 <2>        0        0          0            0          0             0
  Bobby J. Baggett          1994     6,000 <2>,<6>    0        0          0            0          0             0

VICE-PRESIDENT
  Daniel W. Schreimann      1995    72,000 <2>        0        0          0            0          0             0
  Daniel W. Schreimann      1994    12,000 <2>,<6>    0        0          0            0          0             0
  Edwin Matovich <7>        1993         0            0        0          0            0          0             0

OTHER
     William C. Morris <8>  1993    25,000 <2>        0        0          0            0          0         2,750 <2>,<5>

<1> The Company has not yet established long-term compensation plans, therefore no long-term compensation has been paid.
<2> All of the compensation earned during the period was accrued, rather than paid.
<3> Mr. Stewart's employment agreement provides that he shall receive an automobile with all expenses applicable thereto and major medical and life insurance.  Thus far the Company has been unable to provide these benefits to Mr. Stewart.  However, as compensation for the fact that Mr. Stewart is having to personally pay for benefits which were to be provided by the Company, the Company accrues a total of
    $1,100 per month of additional compensation for Mr. Stewart, $500 per month as compensation for major medical and life insurance and $600.00 per month as compensation for an automobile and all relevant expenses.
<4> $40,000 of the compensation earned during the period was paid.  The balance of $50,000 was accrued.
<5> Mr. Morris' employment agreement provided that he was to receive an automobile with all expenses applicable thereto and major medical and life insurance.  The Company  was unable to provide these benefits to Mr. Morris during his term of employment.  However, as compensation for the fact that Mr.
    Morris had to personally pay for benefits which were to be provided by the Company, the Company accrued a total of $1,100 per month of additional compensation for Mr. Morris, $500 per month as compensation for major medical and life insurance and $600.00 per month as compensation for an automobile and all relevant expenses.
<6> Compensation is for services rendered part-time during the period of July 1 - August 31, 1994.
<7> Edwin Matovich served as a Vice President of the Company during the fiscal year 1993 but received no compensation for his services.
<8> Mr. Morris served as the Company's Chief Executive Officer from September 1 - October 15, 1992.
    Compensation is for his services during that period plus one additional month.  See also note 5.


                          EXHIBIT (99)(ii)

      INFORMATION REGARDING REGISTRANT'S STOCK TRANSFER AGENT


   The registrant's stock transfer agent is:

     Stock Transfer Company of America, Inc
     P.O. Box 796277
     Dallas, Texas  75379

     Tel:  214/733-3060
     Fax: 214/733-4308



                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMERICAN PLASTICS & CHEMICALS, INC.


                              By     /s/  M. Edward Stewart
                                          M. Edward Stewart
                                          Chairman, President and
                                          Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                   Title                            Date



/s/  M. Edward Stewart      Chairman, President,             November 15, 1996
                            Chief Executive Officer
                            and Director

/s/  Daniel W. Schreimann   Vice President, Secretary,      November 15, 1996
                            Director

/s/  H. Grant Heaton        Director                        November 15, 1996

/s/  William C. Morris      Director                        November 15, 1996

/s/  Bobby J. Baggett       Chief Financial Officer         November 15, 1996

[ARTICLE]                                        5
[LEGEND] This schedule contains summary financial information extracted from Form 10-K for the year ended August 31, 1995 and is qualified in its entirety by reference to such financial statements.
[/LEGEND]
[PERIOD-TYPE]                                 YEAR
[FISCAL-YEAR-END]                      AUG-31-1995
[PERIOD-START]                         SEP-01-1994
[PERIOD-END]                           AUG-31-1995
[CASH]                                      36,465
[SECURITIES]                                     0
[RECEIVABLES]                                    0
[ALLOWANCES]                                     0
[INVENTORY]                                      0
[CURRENT-ASSETS]                            39,088
[PP&E]                                      12,196
[DEPRECIATION]                               5,107
[TOTAL-ASSETS]                              46,819
[CURRENT-LIABILITIES]                    1,612,684
[BONDS]                                          0
[COMMON]                                   286,466
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[OTHER-SE]                                       0
[TOTAL-LIABILITY-AND-EQUITY]                46,819
[SALES]                                          0
[TOTAL-REVENUES]                                 0
[CGS]                                            0
[TOTAL-COSTS]                                    0
[OTHER-EXPENSES]                           386,461
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                          37,361
[INCOME-PRETAX]                           (423,822)
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                       (423,822)
<DISCOUNTINUED>                                  0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                              (423,822)
[EPS-PRIMARY]                                 (.02)
[EPS-DILUTED]                                 (.02)